Form 10QSB
period 2000-09-30
ABBOTT MINES LTD
filed 2001-01-26
CIK 1125052

_____________________________________________________________________
_____________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED: September 30, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:

                 __________________________________
               Commission File Number:    333-46884
                 __________________________________

                       ABBOTT MINES LIMITED
       (Exact name of registrant as specified in its charter)

Nevada                             88-0467845
(State or other jurisdiction of    (I.R.S. Employer
Incorporation or organization)     Identification Number)

                      1040 West Georgia Street
                             Suite 1160
                    Vancouver, British Columbia
                           Canada V6E 4H1
(Address of Principal Executive Offices, including Zip Code.)

                          (604) 605-0885
       (Registrant's telephone number, including area code.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]            No [   ]

The number of shares outstanding at September 30, 2000: 5,000,000 shares

______________________________________________________________________
______________________________________________________________________

                   PART I.  FINANCIAL INFORMATION

The Board of Directors
Abbott Mines Limited
Vancouver, BC  CANADA

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Abbott Mines Limited (an exploration stage enterprise) as of September 30, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended September 30, 2000, and for the period from June 26, 2000 (inception) through September 30, 2000. All information included in these financial statements is the representation of the management of Abbott Mines Limited.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period from June 26, 2000 (inception) to June 30, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated August 30, 2000 except for Note 7, which was dated December 7, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on June 26, 2000 and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 10, 2001

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                           BALANCE SHEETS

                                        September 30,  June 30,
                                        2000           2000
                                        (Unaudited)    (Restated)
ASSETS
CURRENT ASSETS
 Cash                                   $     92       $     -
                                        --------       --------
     Total Current Assets                     92             -
                                        --------       --------
OTHER ASSETS
 Mining claims                               135             -
 Prepaid expenses                          1,000            679
                                        --------       --------
     Total Other Assets                    1,135            679
                                        --------       --------

     TOTAL ASSETS                       $  1,227       $    679
                                        ========       ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Related party payables                 $ 11,400       $    400
                                        --------       --------
     Total Current Liabilities            11,400            400
                                        --------       --------
COMMITMENTS AND CONTINGENCIES                 -              -
                                        --------       --------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares
 authorized, $0.00001 par value;
 5,000,000 shares issued and
 outstanding                                  50             50
Additional paid-in-capital               499,950        499,950
Stock subscriptions receivable                -            (798)
Deficit accumulated during
 exploration stage                      (510,173)      (498,923)
                                        --------       --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     (10,173)           279
                                        --------       --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $  1,227       $    679
                                        ========       ========





       See accountant's review report and accompanying notes.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                      STATEMENT OF OPERATIONS

                         Period from                   Period from
                         Three Months   June 26, 2000  June 26, 2000
                         Ended          (Inception)    (Inception) to
                         September 30,  to             September 30,
                         2000           June 30, 2000  2000
                         (Unaudited)    (Restated)     (Unaudited)

REVENUES                 $      -       $       -      $       -
                         ---------      ----------     ----------
EXPENSES
Consulting services
 provided by directors          -          498,523        498,523
Legal and accounting        10,000              -          10,000
Mining exploration
 expense                     1,218              -           1,218
Filing fees                     -              400            400
Office expense                  41              -              41
                         ---------      ----------     ----------
TOTAL EXPENSES              11,259         498,923        510,182
                         ---------      ----------     ----------
LOSS FROM OPERATIONS       (11,259)       (498,923)      (510,182)
                         ---------      ----------     ----------
OTHER INCOME (EXPENSE):
Miscellaneous                    9              -               9
                         ---------      ----------     ----------
TOTAL OTHER INCOME               9              -               9
                         ---------      ----------     ----------
LOSS BEFORE INCOME TAXES   (11,250)       (498,923)      (510,173)

INCOME TAXES                    -               -              -
                         ---------      ----------     ----------
NET LOSS                 $ (11,250)     $ (498,923)    $ (510,173)
                         =========      ==========     ==========
NET LOSS PER COMMON
 SHARE, BASIC AND
 DILUTED                 $     nil      $    (0.10)    $    (0.10)
                         =========      ==========     ==========
WEIGHTED AVERAGE NUMBER
 OF COMMON STOCK SHARES
 OUTSTANDING, BASIC AND
 DILUTED                 5,000,000       5,000,000      5,000,000
                         =========      ==========     ==========






       See accountant's review report and accompanying notes.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Deficit                Total
                                               Accumulated Stock      Stock-
                     Common Stock   Additional During the  Subscrip-  holders'
                   Number           Paid-In    Exploration tions      Equity
                   of Shares Amount Capital    Stage       Receivable (Deficit)
Issuance of common
 stock for services
 and in payment of
 advances at
 approximately
 $0.055 per share  5,000,000 $ 50   $ 499,950 $       -    $ (798)    $ 499,202

Loss for period
 ending, June 30,
 2000                     -    -           -   (498,923)       -       (498,923)
                   --------- ----   --------- ---------    ------      --------
Balance, June 30,
 2000, restated    5,000,000   50     499,950  (498,923)     (798)          279

Payment of subscrip-
 tions receivable         -    -           -         -        798           798

Loss for the period
 ended, September
 30, 2000                 -    -           -    (11,250)       -        (11,250)
                   --------- ----   --------- ---------    ------      --------
Balance, September
 30, 2000
 (Unaudited)       5,000,000 $ 50   $ 499,950 $(510,173)   $   -       $(10,173)
                   ========= ====   ========= =========    ======      ========





















       See accountant's review report and accompanying notes

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                      STATEMENT OF CASH FLOWS

                         Period from                   Period from
                         Three Months   June 26, 2000  June 26, 2000
                         Ended          (Inception)    (Inception) to
                         September 30,  to             September 30,
                         2000           June 30, 2000  2000
                         (Unaudited)    (Restated)     (Unaudited)
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                 $ (11,250)     $ (498,923)    $ (510,173)
Increase in related
 party payables             11,000             400         11,400
Increase in prepaid
 expenses                     (321)           (679)        (1,000)
Increase in mining
 claims                       (135)             -            (135)
Payment of expenses
 from issuance of stock         -          499,729        499,729
                         ---------      ----------     ----------
Net cash provided (used)
in operating activities       (706)            527           (179)
                         ---------      ----------     ----------
CASH FLOWS FROM
INVESTING ACTIVITIES            -               -              -
                         ---------      ----------     ----------
CASH FLOWS FROM
FINANCING ACTIVITIES
Stock subscriptions
 (sold) paid                   798            (798)            -
Proceeds from advances          -              271            271
                         ---------      ----------     ----------
Net cash provided (used)
by financing activities        798            (527)           271
                         ---------      ----------     ----------
Change in cash                  92              -              92
Cash,
 beginning of period            -               -              -
                         ---------      ----------     ----------
Cash, end of period      $      92      $       -      $       92
                         =========      ==========     ==========
Supplemental cash
flow disclosures:
Interest paid            $      -       $       -      $       -
                         =========      ==========     ==========
Income taxes paid        $      -       $       -      $       -
                         =========      ==========     ==========
Non-cash transactions:
Stock issued in payment
 of consulting and other
 expenses                $      -       $  499,729     $  499,729
Stock issued in payment
 of advances             $      -       $      136     $      136
Stock issued in payment
 of mining claims        $      -       $      135     $      135

       See accountant's review report and accompanying notes

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

Abbott Mines Limited (hereinafter "the Company") was incorporated on June 26, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Vancouver, British Columbia. The Company's fiscal year end is June 30.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of September 30, 2000 and for the three months ended September 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Exploration Stage Activities
The Company has been in the exploration stage since its formation in June 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for extraction and enter a development stage.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency Valuation
Management has elected to value foreign currency transactions on the date the transaction concludes. The conversion is calculated by multiplying the foreign currency value by the exchange rate at the close of the nearest trading day.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $92 as of September 30, 2000. This account is not insured.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement, SFAS No. 121, titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs
In accordance with generally accepted accounting principles, the Company expenses exploration costs as incurred.

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes
At September 30, 2000, the Company had accumulated net operating losses of approximately $510,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Basic and Diluted Loss Per share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $11,250 for the three months ended September 30, 2000, has an accumulated deficit of $510,173 since inception and has negative stockholders' equity. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3   PREPAID EXPENSES

During July 2000, the Company's management advanced cash for the purposes of retaining accountants in the amount of $1,000. See Note 7.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000

NOTE 4   COMMON STOCK

During June 2000, a net total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the stock. The aforementioned shares were issued in payment of expenses of $499,729 and advances of $271. A portion of the shares were initially issued in anticipation of payment of expenses on behalf of the Company by the Company's officers and directors. The unpaid portion of issued shares were deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of September 30, 2000, the subscribed shares were paid in full.

NOTE 5   MINING CLAIMS

The Company, through Mr. Mike Muzylowski, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in one mining claim in the Beaverdell Mining Camp, Greenwood Mining Division, Beaverdell, British Columbia, Canada.

Payment of $135 was required to record the one mining claim. This amount was paid by the shareholders and repaid by the Company in the form of stock as denoted above. Although the claims are recorded in Mr. Muzylowski's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 6   RELATED PARTIES

The Company occupies office space provided by Mr. Muzylowski, its president, in his capacity as president and director of Callinan Mines Limited at no charge. The value of this space is not considered materially significant for financial reporting purposes.

Mr. Muzylowski and Mr. Carlo Civelli, both directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 4.

In addition, Mr. Muzylowski, who has advanced $11,400 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, has agreed to receive reimbursement when the Company has the appropriate cash flow for such reimbursement. The funds advanced are uncollateralized and non-interest bearing.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2000


NOTE 7   COMMITMENTS AND CONTINGENCIES

Registration with the Securities and Exchange Commission
The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $20,000. Of this amount, $10,000 has been paid and is recorded as an expense. The remaining $10,000 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission.

Mining Industry
The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Foreign Operations
The accompanying balance sheet includes $227 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 8   CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2000 have been restated to correct an error in the valuation of shares received by officers in June 2000. The effect of the restatement was to decrease net income for June 30, 2000 by $225,000 ($0.05 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to
future events.   You should not place undue certainty on these forward-
looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

     We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on June 26, 2000

     We just recently acquired our first property and are commencing the research and exploration stage of our mining operations on that property at this time.

     Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

     As of the date of this report. we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section 4(2) offering in June 2000. This was accounted for as a compensation expense of $498,523 and advances and reimbursement expenses of $1,477.

      Since our inception, Mr. Muzylowski, has paid expenses from us in the total sum of $11,400, which included organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Muzylowski will accept repayment from us when money is available. If the maximum amount is raised, we intend to repay the $11,400 loaned to us from the proceeds of this offering.


                    PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.
               None.

     Item 2.   Changes in Securities.
               None.

     Item 3.   Defaults upon Senior Securities.
               None.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               None.

     Item 5.   Other Information.
               None.

     Item 6.   Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

Exhibit
Number         Description

27             Financial Data Schedule

---------------------------------------------------------------------
                             SIGNATURES
______________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 26th day of January, 2001.

                         ABBOTT MINES LIMITED



                         BY:  /s/ Mike Muzylowski
                              Mike Muzylowski, President, Treasurer,
                              Chief Financial Officer and a member of
                              the Board of Directors