Form 10QSB
period 2000-12-31
ABBOTT MINES LTD
filed 2001-02-06
CIK 1125052

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from to

                  COMMISSION FILE NUMBER 333-46884

                       ABBOTT MINES LIMITED
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0467845
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                         1040 West Georgia
                            Suite 1160
                    Vancouver, British Columbia
                          Canada V6E 4H1
              (Address of principal executive offices)

                          (604) 605-0885
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 5,000,000

=====================================================================

                               PART I

ITEM 1.   FINANCIAL STATEMENTS

The Board of Directors
Abbott Mines Limited
Vancouver, BC  CANADA

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Abbott Mines Limited (an exploration stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months ended December 31, 2000, and for the period from June 26, 2000 (inception) through December 31, 2000. All information included in these financial statements is the representation of the management of Abbott Mines Limited.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial date and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has been in the exploration stage since its inception on June 26, 2000 and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 15, 2001

                       ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                           BALANCE SHEETS

                                             December 31    June 30,
                                                2000          2000
                                             (Unaudited)   (Restated)
ASSETS

CURRENT ASSETS
 Cash                                        $       77     $    -
                                             ----------     --------
     Total Current Assets                            77          -
                                             ----------     --------
OTHER ASSETS
 Mining claims                                      135          -
 Prepaid expenses                                   -            679
                                             ----------     --------
     Total Other Assets                             135          679
                                             ----------     --------
TOTAL ASSETS                                 $      212     $    679
                                             ==========     ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                            $   10,925     $    -
 Related party payables                          13,152          400
                                             ----------     --------
     Total Current Liabilities                   24,077          400
                                             ----------     --------
COMMITMENTS AND CONTINGENCIES                       -            -
                                             ----------     --------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 100,000,000 shares authorized,
  $0.00001 par value; 5,000,000 shares issued
  and outstanding                                    50           50
 Additional paid-in-capital                     499,950      499,950
 Stock subscriptions receivable                     -           (798)
 Deficit accumulated during exploration
  stage                                        (523,865)    (498,923)
                                             ----------     --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (23,865)         279
                                             ----------     --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $      212     $    679
                                             ==========     ========





       See accountant's review report ans accompanying notes.

                       ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                      STATEMENT OF OPERATIONS

                                                 Period from  Period from
                        Three Months Six Months  6-26-00      6-26-00
                        Ended        Ended       (Inception)  (Inception)
                        12-31-00     12-31-00    to 6-30-00   to 12-31-00
                        (Unaudited)  (Unaudited) (Restated)   (Unaudited)

REVENUES                $       -   $        -   $        -   $      -
                        ----------- ------------ ------------ ----------
EXPENSES
 Consulting services
  provided by directors         -            -        498,523    498,523
 Legal and accounting        13,677       23,677          -       23,677
 Mining exploration expense     -          1,218          -        1,218
 Filing fees                    -            -            400        400
 Office expense                  15           56          -           56
                        ----------- ------------ ------------ ----------
     TOTAL EXPENSES          13,692       24,951      498,923    523,874
                        ----------- ------------ ------------ ----------
LOSS FROM OPERATIONS        (13,692)     (24,951)    (498,923)  (523,874)
                        ----------- ------------ ------------ ----------
OTHER INCOME (EXPENSE):
 Miscellaneous                  -              9          -            9
                        ----------- ------------ ------------ ----------
     TOTAL OTHER INCOME         -              9          -            9
                        ----------- ------------ ------------ ----------
LOSS BEFORE INCOME TAXES    (13,692)     (24,942)    (498,923)  (523,865)

INCOME TAXES                    -            -            -          -
                        ----------- ------------ ------------ ----------
NET LOSS                $   (13,692)$    (24,942)$   (498,923)$ (523,865)
                        =========== ============ ============ ==========
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED       $       nil $        nil $      (0.10)$    (0.10)
                        =========== ============ ============ ==========
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED         5,000,000    5,000,000    5,000,000  5,000,000
                        =========== ============ ============ ==========









       See accountant's review report and accompanying notes.

                        ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
                        STOCKHOLDERS' EQUITY


                                           Deficit                Total
                                           Accumulated Stock      Stock-
               Common Stock     Additional During the  Sub-       holders'
               Number           Paid-In    Exploration scriptions Equity
               of Shares Amount Capital    Stage       Receivable (Deficit)

Issuance of
 common stock
 for services
 and in payment
 of advances at
 approximately
 $0.055 per
 share         5,000,000 $  50 $ 499,950 $       -    $   (798) $  499,202

Loss for period
 ending, 6-30-00     -     -         -      (498,923)     -       (498,923)
               --------- ----- --------- -----------  --------  ----------
Balance, 6-30-00
(restated)     5,000,000    50   499,950    (498,923)     (798)        279

Payment of
 subscriptions
 receivable          -     -         -           -         798         798

Loss for the
 six months ended,
 12-31-00            -     -         -       (24,942)      -       (24,942)
               --------- ----- --------- -----------  --------  ----------

Balance, 12-31-00
 (unaudited)   5,000,000 $  50 $ 499,950 $  (523,865) $    -    $  (23,865)
               ========= ===== ========= ===========  ========  ==========













       See accountant's review report and accompanying notes.

                       ABBOTT MINES LIMITED
                 (An Exploration Stage Enterprise)
            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             Period from Period from
                                 Six Months  6-26-00     6-26-00
                                 Ended       (Inception) (Inception)
                                 12-31-00    to 6-30-00  to 12-31-00
                                 (Unaudited) (Restated)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                     $    (24,942)  $  (498,923) $ (523,865)
 Increase in related party
  payables                          12,752           400      13,152
 Increase in prepaid expenses          679          (679)        -
 Increase in mining claims            (135)          -          (135)
 Increase in accounts payable       10,925           -        10,925
 Payment of expenses from
  issuance of stock                    -         499,729     499,729
                              ------------   -----------  ----------
Net cash provided (used) in
 operating activities                 (721)          527        (194)
                              ------------   -----------  ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                            -             -           -
                              ------------   -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscriptions
  (sold) paid                          798          (798)        -
 Proceeds from advances                -             271         271
                              ------------   -----------  ----------
Net cash provided (used) by
 financing activities                  798          (527)        271
                              ------------   -----------  ----------
Change in cash                          77           -            77
Cash, beginning of period              -             -           -
                              ------------   -----------  ----------
Cash, end of period           $         77   $       -    $       77
                              ============   ===========  ==========
Supplemental cash flow disclosures:
Interest paid                 $        -     $       -    $      -
                              ============   ===========  ==========
Income taxes paid             $        -     $       -    $      -
                              ============   ===========  ==========
Non-cash transactions:
Stock issued in payment of consulting
 and other expenses           $        -     $   499,729  $  499,729
Stock issued in payment
 of advances                  $        -     $       136  $      136
Stock issued in payment of
 mining claims                $        -     $       135  $      135

       See accountant's review report and accompanying notes.

                       ABBOTT MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Abbott Mines Limited (hereinafter "the Company") was incorporated on June 26, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Vancouver, British Columbia. The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements
The interim financial statements as of December 31, 2000 and for the six months ended December 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                       ABBOTT MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $77 as of December 31, 2000. This account is not insured.

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement, SFAS 121, titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

                       ABBOTT MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000

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

Provision for Taxes
At December 31, 2000, the Company had accumulated net operating losses of approximately $520,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $24,942 for the six months ended December 31, 2000, had no sales, an accumulated deficit of $523,865 since inception and negative stockholders' equity. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                       ABBOTT MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000

NOTE 3 - COMMON STOCK

During June 2000, a net total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to the officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the stock. The aforementioned shares were issued in payment of expenses of $499,729 and advances of $271. A portion of the shares were initially issued in anticipation of payment of expenses on behalf of the Company by the Company's officers and directors. The unpaid portion of issued shares were deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of December 31, 2000, the subscribed shares were paid in full.

NOTE 4 - MINING CLAIMS

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

NOTE 5 - RELATED PARTIES

The Company occupies office space provided by Mr. Muzylowski, its president, in his capacity as president and director of Callinan
Mines Limited at no charge. The value of this space is not considered materially significant for financial reporting purposes.

Mr. Muzylowski and Mr. Carlo Civelli, both directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 3.

In addition, Mr. Muzylowski, who has advanced $13,152 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, has agreed to receive reimbursement when the Company has the appropriate cash flow for such reimbursement. The funds advanced are uncollateralized and non-interest bearing.

                       ABBOTT MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 2000


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Foreign Operations
The accompanying balance sheet includes $212 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 7 - CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2000 have been restated to correct an error in the valuation of shares received by officers in June 2000. The effect of the restatement was to decrease net income for June 30, 2000 by $225,000 ($0.05 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their
nature, refer to future events.   You should not place undue
certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

      To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. What ever money we do raise, will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section
4(2) offering in June 2000. This was accounted for as a compensation expense of $498,523 and advances and reimbursement expenses of $1,477.

      Since our inception, Mr. Muzylowski, has paid expenses from us in the total sum of $13,152, which included organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Muzylowski will accept repayment from us when money is available. We intend to repay the $13,152 loaned to us from the proceeds of our public offering.

     As of December 31, 2000, our total assets were $212 and our total liabilities were $24,077.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of February, 2001

                              ABBOTT MINES LIMITED
                              (Registrant)

                              By:  /s/ Mike Muzylowski
                                   Mike Muzylowski, President
                                   Treasurer, Principal Accounting
                                   Officer and a member of the Board
                                   of Directors