Form 10QSB
period 2001-03-31
ABBOTT MINES LTD
filed 2001-05-15
CIK 1125052

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-46884

ABBOTT MINES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	88-0467845
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 6,031,200

=========================================================================

The Board of Directors
Abbott Mines Limited
Vancouver, BC CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Abbott Mines Limited (an exploration stage enterprise) as of March 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the nine months ended March 31, 2001, and for the period from June 26, 2000 (inception) through March 31, 2001. All information included in these financial statements is the representation of the management of Abbott Mines Limited.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 19, 2001

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
BALANCE SHEETS
	March 31, 2001 (Unaudited)	June 30, 2000 (Restated)
ASSETS
CURRENT ASSETS
Cash	$103,186	$	_________-
Total Current Assets	103,186		_________-
OTHER ASSETS
Mining claims	______135		________-
Prepaid expenses	________-		______679
Total Other Assets	______135		_______679
TOTAL ASSETS	$103,321		$679
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,838		$-
Related party payables	13,252		____400
Total Current Liabilities	29,090		____400
COMMITMENTS AND CONTINGENCIES	________-		________-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,031,200 and 5,000,000 shares issued and outstanding, respectively	60		50
Additional paid-in capital	603,060		499,950
Stock subscriptions receivable	-		(798)
Deficit accumulated during exploration stage	(528,889)		(498,923)
TOTAL STOCKHOLDERS' EQUITY	74,231		____279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,321	$	____679
The accompanying notes are an integral part of these financial statements. F-2

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2001 (Unaudited)	Nine Months Ended March 31, 2001 (Unaudited)	June 26, 2000 Inception) to June 30, 2000 (Restated)	June 26, 2000 (Inception) to March 31, 2001 (Unaudited)
REVENUES	$ _________-	$ ________-	$ _______-	$ ________-
EXPENSES
Consulting services provided by directors	-	-	498,523	498,523
Legal and accounting	3,262	27,639	-	27,639
Mining exploration expense	-	1,218	-	1,218
Office expense	633	733	400	1,133
Rent Expense	_____385	_____385	_________-	_____385
TOTAL EXPENSES	4,280	29,975	498,923	528,898
LOSS FROM OPERATIONS	(4,280)	(29,975)	(498,923)	(528,898)
OTHER INCOME (EXPENSE):
Miscellaneous	_______-	______9	_________-	________9
TOTAL OTHER INCOME	-	9	-	9
LOSS BEFORE INCOME TAXES	(4,280)	(29,966)	(498,923)	(528,889)
INCOME TAXES	_________-	_________-	_________-	_________-
NET LOSS	(4,280)	(29,966)	(498,923)	(528,889)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	NIL	NIL	(0.08)	(0.10)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,428,387	5,114,578	6,031,200	5,114,578
The accompanying notes are an integral part of these financial statements. F-3

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

			Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable	Total Stockholders' Equity (Deficit)
Common Stock		Additional Paid-in Capital
Number of Shares	Amount

Issuance of common stock for services and in payment of advances at approximately $0.055 per share	5,000,000	$50	$499,950	$	_______-	$	____(798)	$499,202
Loss for period ending, June 30, 2000	-		-	-	(498,923)			(498,923)
Balance, June 30, 2000 (restated)	5,000,000		50	499,950	(498,923)		(798)	279
Payment of subscriptions receivable	-		-	-	-		798	798
Sale of common stock for cash at $0.10 per share	1,031,200		10	103,110	-		-	103,120
Loss for the nine months ended, March 31, 2001	_______-		_______-	________-	(29,966)		________-	(29,966)

Balance, March 31, 2001 (unaudited)	6,031,200	$	______60	$603,060	$(528,889)	$	_______-	$74,231

The accompanying notes are an integral part of these financial statements. F-4

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Months Ended March 31, 2001 (Unaudited)		Period from June 26, 2000 (Inception) to June 30, 2000 (Restated)		Period from June 26, 2000 (Inception) to March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(29,966)		$(498,923)		$(528,889)
Increase in related party payables		12,852		400		13,252
Increase in prepaid expenses		679		(679)		-
Increase in mining claims		(135)		-		(135)
Increase in accounts payable		15,838		-		15,838
Payment of expenses from issuance of stock		_______-		499,729		499,729
Net cash provided (used) in operating activities		(732)		527		(205)
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		103,120		-		103,120
Stock subscriptions (sold) paid		798		(798)		-
Proceeds from advances		______-		___271		___271
Net cash provided (used) by financing activities		103,918		(527)		103,391
Change in cash		103,186		-		103,186
Cash, beginning of period		-		-		-
Cash, end of period		$103,186		$-		$103,186
Supplemental cash flow disclosures:
Interest paid	$	______-	$	______-	$	_______-
Income taxes paid		$-		$-		$-
Non-cash transactions:
Stock issued in payment of consulting and other expenses		$-		$499,729		$499,729
Stock issued in payment of advances		$-		$136		$136
Stock issued in payment of mining claims		$-		$135		$135

The accompanying notes are an integral part of these financial statements. F-5

ABBOTT MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The interim financial statements as of March 31, 2001 and for the nine months ended March 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

ABBOTT MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $103,186 as of March 31, 2001. This account is not insured.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement, SFAS 121, titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

ABBOTT MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes

At March 31, 2001, the Company had accumulated net operating losses of approximately $528,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $29,966 for the nine months ended March 31, 2001, had no sales, and has an accumulated deficit of $528,889 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ABBOTT MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 3 - COMMON STOCK

During June 2000, a net total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to the officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the stock. The aforementioned shares were issued in payment of expenses of $499,729 and advances of $271. A portion of the shares were initially issued in anticipation of payment of expenses on behalf of the Company by the Company's officers and directors. The unpaid portion of issued shares were deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of March 31, 2001, the subscribed shares were paid in full.

During the three months ended March 31, 2001, the Company proceeded with an initial public offering. It issued 1,031,200 shares of common stock at $0.10 per share, raising $103, 120.

NOTE 4 - MINING CLAIMS

The Company, through Mr. Mike Muzylowski, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in one mining claim in the Beaverdell Mining Camp, Greenwood Mining Division, Beaverdell, British Columbia, Canada.

Payment of $135 was required to record the mining claim. This amount was paid by the shareholders and repaid by the Company in the form of stock. Although the claims are recorded in Mr. Muzylowski's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 5 - RELATED PARTIES

The Company occupies office space provided by Mr. Muzylowski, its president, in his capacity as president and director of Callinan Mines Limited. The space is rented by the Company at a rate of $385, as well as various charges for parking, courier service, telephone, use, secretarial services, and office supplies, totaling $566.

Mr. Muzylowski and Mr. Carlo Civelli, both directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 3.

In addition, Mr. Muzylowski, who has advanced $13,252 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, has agreed to receive reimbursement when the Company has the appropriate cash flow for such reimbursement. The funds advanced are uncollateralized and non-interest bearing.

ABBOTT MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

Foreign Operations

The accompanying balance sheet includes $103,321 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 7 - CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2000 have been restated to correct an error in the valuation of shares received by officers in June 2000. The effect of the restatement was to decrease net income for June 30, 2000 by $225,000 ($0.05 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2001, there was positive working capital of $74,096 compared to deficit working capital of $(400) at June 30, 2000. This change is primarily the result of the Company's stock issuance proceeds of $103,110, more than offsetting increasing accounts payable and payment of related party loans.

At March 31, 2001, the Company's total assets of $103,321 consists of mainly cash. This compares favourably with the Company's assets at June 30, 2000 of $679, which consisted of $0 in cash.

At March 31, 2001, the Company's total liabilities increased to $29,090 from $400 at June 30, 2000, primarily reflecting a build-up of accounts payable of $15,838 related party payables of $12,852.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $4,280 and $29,975 for the three months and nine months ending March 31, 2001, respectively. The principal component of each loss was professional expenses.

Operating expenses for the nine months ending March 31, 2001 were $29,975, down almost $468,948 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $498,523 in the year ended June 30, 2000 and $0 thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2001

ABBOTT MINES LIMITED

(Registrant)

By: /s/ Mike Muzylowski
Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.