Form 10QSB
period 2001-09-30
ABBOTT MINES LTD
filed 2001-11-06
CIK 1125052

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33197

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 6,031,199

=========================================================================

Abbott Mines Limited
(An Exploration Stage Enterprise)
Balance Sheets

	September 30,	June 30,
	2001	2001
(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$45,103 ------------	$51,200 ------------
Total Current Assets	45,103 ------------	51,200 ------------

OTHER ASSETS
Mining claims	135 ------------	135 ------------
Total Other Assets	135 ------------	135 ------------

TOTAL ASSETS	$45,238 ========	$51,335 ========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,381	$2,772
Related party payables	3,896 ------------	- ------------
Total Current Liabilities	7,277 ------------	2,772 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001
par value; 6,031,199 shares issued and outstanding	60	60
Additional paid-in-capital	603,060	603,060
Stock subscriptions receivable	-	-
Deficit accumulated during exploration stage	(565,159) ------------	(554,557) ------------
TOTAL STOCKHOLDERS' EQUITY	37,961 ------------	48,563 ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$45,238 ========	$51,335 ========

See Notes to Interim Financial Statements

Abbott Mines Limited
(An Exploration Stage Enterprise)
Statements of Operations

			Period from
	Three Months	Three Months	June 26,2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	to September
	2001	2000	30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ - ------------	$ - ------------	$ - ------------

EXPENSES
Consulting services provided by directors	-	-	498,523
Legal and accounting	4,647	10,000	36,305
Mining exploration expense	-	1,218	4,475
General and administrative	3,293	41	9,344
Transfer fees	25	-	3,050
Investor relations	1,005	-	6,062
Board of directors' expense	-	-	3,939
Rent	1,633 ------------	- ------------	3,471 ------------
TOTAL EXPENSES	10,602 ------------	11,259 ------------	565,168 ------------

LOSS FROM OPERATIONS	(10,602) ------------	(11,259) ------------	(565,168) ------------

OTHER INCOME (EXPENSE):
Miscellaneous	- ------------	9 ------------	9 ------------
TOTAL OTHER INCOME	- ------------	9 ------------	9 ------------

LOSS BEFORE INCOME TAXES	(10,602)	(11,250)	(565,159)

INCOME TAXES	- ------------	- ------------	- ------------

NET LOSS	$(10,602) ========	$(11,250) ========	$(565,159) ========

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil ========	$ nil ========	$(0.11) ========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	6,031,199 ========	5,000,000 ========	5,472,824 ========

See Notes to Interim Financial Statements

Abbott Mines Limited
(An Exploration Stage Enterprise)
Statement of Stockholders Equity

					Deficit
					Accumulated		Total
	Common Stock		Additional		During the	Stock	Stockholders'
	Number		Paid-in		Exploration	Subscriptions	Equity
	of Shares	Amount	Capital		Stage	Receivable
Issuance of common stock for services
and in payment of advances at
approximately $0.055 per share	5,000,000	$50	$499,950	$-		$(798)	$499,202
Loss for period ending, June 30, 2000	- ----------	- ---------	- ----------	(498,923) ----------		----------	(498,923) ----------
Balance, June 30, 2000, restated	5,000,000	50	499,950	(498,923)		(798)	279
Payment of subscriptions receivable	-	-	-	-		798	798
Sale of common stock for cash at $0.10
Per share	1,031,199	10	103,110	-		-	103,120
Loss for the year ended
June 30, 2001	- ----------	- ---------	- ----------	(55,634) ----------		- ----------	(55,634) ----------
Balance, June 30, 2001	6,031,199	60	603,060	(554,557)		-	48,563
Loss for the three months ended
September 30, 2001	- ----------	- ---------	- ----------	(10,602) ----------		- ----------	(10,602) ----------
Balance, September 30, 2001 (unaudited)	6,031,199 =======	$60 ======	$603,060 =======	$(565,159) =======	$	- =======	$37,961 =======

See Notes to Interim Financial Statements

Abbott Mines Limited
(An Exploration Stage Enterprise)
Statements of Cash Flows
			Period from
	Three Months	Three Months	June 26,2000
	Ended	Ended	(Inception) to
	September 30,	September 30,	September30,
	2001	2000	2001
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,602)	$(11,250)	$(565,159)
Increase in related party payables	-	11,000	-
Increase in prepaid expenses	-	(321)	-
Increase in mining claims	-	(135)	(135)
Increase (decrease) in accounts payable	609	-	3,381
Increase in accounts payables related party	3,896	-	3,896
Payment of expenses from issuance of stock	- ------------	- ------------	499,729 ------------
Net cash provided (used) in operating activities	(6,097) ------------	(706) ------------	(58,288) ------------

CASH FLOWS FROM INVESTING ACTIVITIES	- ------------	- ------------	- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	103,120
Stock subscriptions (sold) paid	-	798	-
Proceeds from advances	- ------------	- ------------	271 ------------
Net cash provided (used) by financing activities	- ------------	798 ------------	103,391 ------------

Change in cash	(6,097)	92	45,103

Cash, beginning of period	51,200 ------------	- ------------	- ------------

Cash, end of period	$45,103 ========	$92 ========	$45,103 ========

Supplemental cash flow disclosures:

Interest paid	$ - ========	$ - ========	$ - ========
Income taxes paid	$ - ========	$ - ========	$ - ========

Non-cash transactions:

Stock issued in payment of consulting and other expenses	$-	$-	$499,729
Stock issued in payment of advances	$-	$-	$136
Stock issued in payment of mining claims	$-	$-	$135

See Notes to Interim Financial Statements

ABBOTT MINES LIMITED
(An Exploration Stage Company)
September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
=====================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At September 30, 2001, we had positive working capital of $37,826 compared to deficit working capital of $(11,308) at September 30, 2000. This change is primarily the result of our Company's stock issuance proceeds of $103,120, more than offsetting increasing accounts payable and payment of related party loans.

At September 30, 2001, our Company's total assets of $45,238 consists of mainly cash. This compares favourably with our Company's assets at September 30, 2000 of $1,227, which consisted of $92 in cash.

At September 30, 2001, our Company's total liabilities decreased to $7,277 from $11,400 at September 30, 2000, primarily reflecting a build-up of accounts payable of $3,381 offsetting a net payment of related party payables of $7,504.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, our Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted a loss of $10,602 for the three months ending September 30, 2001. The principal components of the loss were professional expenses and general and administrative expenses.

Operating expenses for the three months ending Septembber 30, 2001 were $10,602, down $657 from the three months ending September 30, 2000, due mainly to a decrease in professional fees and exploration expenses more than offsetting the increases in general and administrative expenses and rent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2001.

ABBOTT MINES LIMITED
(Registrant)

/s/ Mike Muzylowski
Mike Muzylowski, President, Treasurer, Principal
Accounting Officer and a Member of the Board Of Directors