Form 10QSB
period 2001-12-31
ABBOTT MINES LTD
filed 2002-02-06
CIK 1125052

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 6,031,199

=============================================================================

PART I.

ITEM 1. Financial Statements
ABBOTT MINES LIMITED (an Exploration Stage Enterprise) BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$28,865	$51,200
Total Current Assets	28,865	51,200
OTHER ASSETS
Mining claims	135	135
Total Other Assets	135	135
TOTAL ASSETS	$29,000 ================	$51,335 ================
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$2,772
Related party payables	935	-
Total Current Liabilities	935	2,772
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,031,199 shares issued and outstanding	60	60
Additional paid-in-capital	603,060	603,060
Stock subscriptions receivable	-	-
Deficit accumulated during exploration stage	(575,055)	(554,557)
TOTAL STOCKHOLDERS' EQUITY	28,065	48,563
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,000 ================	$51,335 ================

See notes to interim financial statements

ABBOTT MINES LIMITED (an Exploration Stage Enterprise) STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2001 (Unaudited)	Three Months Ended December 31, 2000 (Unaudited)		Six Months Ended December 31, 2001 (Unaudited)	Six Months Ended December 31, 2000 (Unaudited)		Period from June 26, 2000 (Inception) to December 31, 2001 (Unaudited)
REVENUES	$-		$-	$-		$-	$-
EXPENSES
Consulting services provided by directors	-		-	-		-	498,523
Legal and accounting	2,335		13,677	6,982		23,677	38,640
Mining exploration expense	-		-	-		1,218	4,475
General and administrative	4,975		15	8,268		56	14,319
Transfer fees	(177)		-	(152)		-	2,873
Investor relations	-		-	-		-	5,057
Board of directors' expense	-		-	-		-	3,939
Travel	948		-	1,953		-	1,953
Rent	1,816		-	3,447		-	5,285
TOTAL EXPENSES	9,897		13,692	20,498		24,951	575,064
LOSS FROM OPERATIONS	(9,897)		(13,692)	(20,498)		(24,951)	(575,064)
OTHER INCOME (EXPENSE):
Miscellaneous	-		9	-		9	9
TOTAL OTHER INCOME	-		9	-		9	9
LOSS BEFORE INCOME TAXES	(9,897)		(13,683)	(20,498)		(24,942)	(575,055)
INCOME TAXES	-		-	-		-	-
NET LOSS	$(9,897) ============		$(13,683) ========	$(20,498) =============		$(24,942) =============	$(575,055) =============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00) ============	$	nil ========	$(0.00) =============	$	nil =============	$(0.11) =============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,031,199 ============		5,000,000 ========	6,031,199 =============		5,000,000 =============	5,567,082 =============

See notes to interim financial statements

ABBOTT MINES LIMITED (an Exploration Stage Enterprise) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable		Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances at approximately $0.055 per share	5,000,000	$50	$499,950	$-		$(798)	$499,202
Loss for period ending, June 30, 2000	-	-	-	(498,923)		-	(498,923)
Balance, June 30, 2000, restated	5,000,000	50	499,950	(498,923)		(798)	279
Payment of subscriptions receivable	-	-	-	-		798	798
Sale of common stock for cash at $0.10 per share	1,031,199	10	103,110	-		-	103,120
Loss for the year ended June 30, 2001	-	-	-	(55,634)		-	(55,634)
Balance, June 30, 2001	6,031,199	60	603,060	(554,557)		-	48,563
Loss for the six months ended December 31, 2001	-	-	-	(20,498)		-	(20,498)
Balance, December 31, 2001 (unaudited)	6,031,199 ==========	$60 =========	$603,060 ==========	$(575,055) ==========	$	- ==========	$28,065 ==========

See notes to interim financial statements

ABBOTT MINES LIMITED (an Exploration Stage Enterprise) STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2001 (Unaudited)		Six Months Ended December 31, 2000 (Unaudited)		Period from June 26, 2000 (Inception) to December 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(20,498)		$(24,951)		$(575,055)
Increase in related party payables		935		12,752		935
Increase in prepaid expenses		-		679		-
Increase in mining claims		-		(135)		(135)
Increase (decrease) in accounts payable		(2,772)		10,952		-
Payment of expenses from issuance of stock		-		-		499,729
Net cash provided (used) in operating activities		(22,335)		(721)		(74,526)
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		-		-		103,120
Stock subscriptions (sold) paid		-		798		-
Proceeds from advances		-		-		271
Net cash provided (used) by financing activities		-		798		103,391
Change in cash		(22,335)		77		28,865
Cash, beginning of period		51,200		-		-
Cash, end of period		$28,865 ============		$77 ============		$28,865 ============
Supplemental cash flow disclosures:
Interest paid	$	- ============	$	- ============	$	- ============
Income taxes paid	$	- ============	$	- ============	$	- ============
Non-cash transactions:
Stock issued in payment of consulting and other expenses		$-		$-		$499,729
Stock issued in payment of advances		$-		$-		$136
Stock issued in payment of mining claims		$-		$-		$135

See notes to interim financial statements

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
========================================

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

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At December 31, 2001, we had positive working capital of $27,930 compared to $48,428 at June 30, 2001. This change is primarily the result of increased activity of the Company resulting in expenses in all major categories.

At December 31, 2001, our Company's total assets of $29,000 consisted of mainly cash, which compares with our Company's assets at June 30, 2001 of $51,335, which consisted of $51,200 in cash and $135 in mining claims.

At December 31, 2001, our Company's total liabilities were $935, from $2,772 at June 30, 2001.

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

Results of Operations

Our Company posted a loss of $20,498 for the six months ending December 31, 2001. The principal components of the loss were travel, professional expenses, and general office and administrative expenses.

Operating expenses for the six months ending December 31, 2001 were $20,498 down from $24,951 in the same period of the prior year due to a decline in professional expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February 2002.

ABBOTT MINES LIMITED
(Registrant)

 BY: /s/ Mike Muzylowaki
Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.