Form 10-Q
period 2002-03-31
ABBOTT MINES LTD
filed 2002-04-30
CIK 1125052

=================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 6,031,199

=================================================================================

ITEM I.

Part 1 - Financial Statements

ABBOTT MINES LIMITED (an Exploration Stage Enterprise) BALANCE SHEETS
	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$18,967	$51,200
Total Current Assets	18,967	51,200

OTHER ASSETS
Mining claims	135	135
Total Other Assets	135	135

TOTAL ASSETS	$19,102 ============	$51,335 ==========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$2,772
Related party payables	1,272	-
Total Current Liabilities	1,272	2,772

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,031,199 shares issued and outstanding	60	60
Additional paid-in-capital	603,060	603,060
Deficit accumulated during exploration stage	(585,290)	(554,557)
TOTAL STOCKHOLDERS' EQUITY	17,830	48,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,102 ============	$51,335 ==========

See notes to interim financial statements

ABBOTT MINES LIMITED (an Exploration Stage Enterprise) STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2002 (Unaudited)		Three Months Ended March 31, 2001 (Unaudited)		Nine Months Ended March 31, 2002 (Unaudited)	Nine Months Ended March 31, 2001 (Unaudited)		Period from June 26, 2000 (Inception) to March 31, 2002 (Unaudited)

REVENUES		$-		$-	$-		$-	$-
EXPENSES
Consulting services provided by directors		-		-	-		-	498,523
Legal and accounting		1,823		3,262	8,804		27,639	40,462
Mining exploration expense		1,543		-	1,543		1,218	6,018
General and administrative		4,858		633	13,127		733	19,178
Transfer fees		-		-	(152)		-	2,873
Investor relations		-		-	-		-	5,057
Board of directors' expense		-		-	-		-	3,939
Travel		396		-	2,349		-	2,349
Rent		1,614		385	5,062		385	6,900
TOTAL EXPENSES		10,234		4,280	30,733		29,975	585,299

LOSS FROM OPERATIONS		(10,234)		(4,280)	(30,733)		(29,975)	(585,299)

OTHER INCOME (EXPENSE):
Miscellaneous		-		9	-		9	9
TOTAL OTHER INCOME		-		9	-		9	9

LOSS BEFORE INCOME TAXES		(10,234)		(4,271)	(30,733)		(29,966)	(585,290)
INCOME TAXES		-		-	-		-	-

NET LOSS		$(10,234) ========		$(4,271) =========	$(30,733) =========		$(29,966) =========	$(585,290) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil =========	$	nil =========	$(0.01) =========	$	nil =========	$(0.10) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		6,031,199 =========		5,114,578 =========	6,031,199 =========		5,000,000 =========	5,632,862 ========

See notes to interim financial statements

ABBOTT MINES LIMITED (an Exploration Stage Enterprise) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable		Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances at approximately $0.055 per share	5,000,000	$50	$499,950	$-		$(798)	$499,202

Net loss for period ending, June 30, 2000	-	-	-	(498,923)		-	(498,923)
Balance, June 30, 2000, restated	5,000,000	50	499,950	(498,923)		(798)	279

Payment of subscriptions receivable	-	-	-	-		798	798

Sale of common stock for cash at $0.10 per share	1,031,199	10	103,110	-		-	103,120

Net loss for the year ended June 30, 2001	-	-	-	(55,634)		-	(55,634)

Balance, June 30, 2001	6,031,199	60	603,060	(554,557)		-	48,563

Net loss for the nine months ended March 31, 2002 (unaudited)	-	-	-	(30,733)		-	(30,733)

Balance, March 31, 2002 (unaudited)	6,031,199 ==========	$60 =========	$603,060 ==========	$(585,290) ===========	$	- ============	$17,830 ========

See notes to interim financial statements

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Months Ended March 31, 2002 (Unaudited)		Nine Months Ended March 31, 2001 (Unaudited)		Period from June 26, 2000 (Inception) to March 31, 2002 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(30,733)		$(29,966)		$(585,290)
Increase in related party payables		1,272		12,852		1,272
Increase in prepaid expenses		-		679		-
Increase in mining claims		-		(135)		(135)
Increase (decrease) in accounts payable		(2,772)		15,838		-
Payment of expenses from issuance of stock		-		-		499,729
Net cash provided (used) in operating activities		(32,233)		(721)		(84,424)

CASH FLOWS FROM INVESTING ACTIVITIES:		-		-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock		-		-		103,120
Stock subscriptions (sold) paid		-		798		-
Proceeds from advances		-		-		271
Net cash provided (used) by financing activities		-		798		103,391

Change in cash		(32,233)		77		18,967

Cash, beginning of period		51,200		-		-

Cash, end of period		$18,967 ==========		$77 ==========		$18,967 =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid	$	- ==========	$	- ==========	$	- =========
Income taxes paid	$	- ==========	$	- ==========	$	- =========

NON-CASH TRANSACTIONS:

Stock issued in payment of consulting and other expenses		$-		$-		$499,729
Stock issued in payment of advances		$-		$-		$136
Stock issued in payment of mining claims		$-		$-		$135

See notes to interim financial statements

ABBOTT MINES LIMITED
(An Exploration Stage Enterprise)
March 31, 2002

NOTES TO INTERIM FINANCIAL STATEMENTS
=========================================

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

Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

PART II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2002, we had positive working capital of $17,695 compared to $48,428 at June 30, 2001. This change is primarily the result of increased activity of the Company resulting in expenses in all major categories.

At March 31, 2002, our Company's total assets of $19,102 consisted of mainly cash, which compares with our Company's assets at June 30, 2001 of $51,335, also mainly of cash.

At March 31, 2002, our Company's total liabilities were $1,272 down from $2,772 at June 30, 2001.

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

Results of Operations

Our Company posted a loss of $30,733 for the nine months ending March 31, 2002. The principal components of the loss were travel, rent, professional expenses, and general office and administrative expenses.

Operating expenses for the nine months ending March 31, 2002 were $30,733 up from $29,975 in the same period of the prior year as a rise in general and administrative expenses, travel and rent more than offset a decline in legal and accounting expenses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2002.

ABBOTT MINES LIMITED
(Registrant)

BY: /s/ Mike Muzylowaki

Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.