Form 10KSB
period 2002-06-30
ABBOTT MINES LTD
filed 2002-10-07
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended June 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

                        Commission File Number: 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                        88-0467845
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

535 WEST 34 STREET, 5TH FLOOR, NEW YORK, N.Y.              10001
---------------------------------------------            ----------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 962-9277
                   -------------------------------------------
               (Registrants telephone number, including area code)

                              Abbott Mines Limited
       -------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)

       1040 West Georgia Street, St. 1160, Vancouver, B.C., Canada V6E 4H1
       -------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Stock, Par Value $0.00001 Per Share
                                (Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for its most recent fiscal year ended June 30, 2002 (including the revenues of the registrant's subsidiary, WARP Solutions, Inc., for its six month period ended June 30, 2002) were $11,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 3, 2002 was $47,151,928 based on the closing bid price of $1.28 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc. (this price reflects the three-for-one stock dividend declared by the registrant on September 20, 2002 (the "September Stock Dividend") which is described in greater detail on page 5 of this Form 10KSB).

The number of shares outstanding of the registrant's common stock, $0.00001 par value, as of October 3, 2002 was 56,729,080 (the number of shares outstanding on October 3, 2002 reflects the September Stock Dividend).

DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.      BUSINESS.

Forward-Looking Information
---------------------------

         Certain statements in this Form 10-KSB and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (the "Commission"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company's revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in this Form 10-KSB.

Historical Background
---------------------

         WARP Technology Holdings, Inc. (the "Company") was incorporated in the State of Nevada on June 26, 2000 under the name Abbott Mines, Ltd. to engage in the acquisition and exploration of mining properties. The Company obtained an interest in one mining property with mining claims on land located near Vancouver in British Columbia, Canada (the "Montana Property"). To finance its exploration activities, the Company completed a public offering of its common stock, par value $.00001 per share, on March 14, 2001 and listed its common stock on the OTC Bulletin Board on July 3, 2001. The Company conducted its exploration program on the Montana Property and the results did not warrant further mining activity. The Company then attempted to locate other properties for exploration but was unable to do so.

The Acquisition of WARP Solutions, Inc.

         In March 2002, the Company and WARP Solutions Inc. ("WARP"), a Delaware corporation, entered into discussions regarding a possible business combination between the two companies. After completing due diligence reviews of each other, the Company and WARP agreed that the Company would acquire WARP in a share exchange transaction, that WARP would become a subsidiary of the Company and that WARP's operations would become the operations of the Company.

         On May 24, 2002 (the "Closing Date"), the Company and WARP closed a share exchange transaction (the "Share Exchange") pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of May 16, 2002, by and among the Company, Carlo Civelli,

Mike Muzylowski, WARP, Karl Douglas, John Gnip and related Sellers. In accordance with the terms and conditions of the Exchange Agreement, on May 24, 2002 the Company became obligated to issue up to 36,467,988 shares of its common stock, after giving effect to the September Stock Dividend, for all of the outstanding common stock of WARP. As of September 19, 2002, the Company had issued 35,545,364 of those shares for approximately ninety-seven percent (97%) of WARP's outstanding common stock. Following the closing of the Share Exchange, WARP became a subsidiary of the Company and the operations of WARP became the sole operations of the Company. The share exchange under the Exchange Agreement is ongoing and the Company anticipates that additional WARP stockholders will tender their WARP common stock for shares of the Company's common stock.

         In connection with the Share Exchange, the following took place on or subsequent to the Closing Date:

         o Mike Muzylowski resigned from all positions as an officer and director of the Company and Carlo Civelli resigned from all positions as an officer of the Company.

         o Mr. Muzylowski returned 6,250,000 shares of the Company's common stock to the Company for cancellation.

         o Mr. Civelli returned 6,250,000 shares of the Company's common stock to the Company for cancellation.

         o Karl Douglas and John Gnip were appointed members of the Company's Board of Directors. The Company's Board of Directors consists of Messrs. Douglas, Gnip and Civelli.

         o The Company's Board of Directors appointed Karl Douglas as President and Chief Executive Officer and John Gnip as Chief Operating Officer and Secretary of the Company, and

         o The Company relocated its executive offices from 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1 to 535 West 34 Street, 5th Floor, New York, New York 10001.

         Subsequent to the closing of the Share Exchange, the Company ceased all mineral exploration activities and the sole operations of the Company are now the operations of its subsidiary, WARP Solutions, Inc.

The Upstream Merger and Name Change

         On August 19, 2002, the Board of Directors of the Company authorized and approved the upstream merger of WARP Technology Holdings, Inc., a wholly owned subsidiary of the

Company, with and into the Company pursuant to Chapter 92A of the Nevada Revised Statutes (the "Upstream Merger"). The Upstream Merger became effective on August 21, 2002, when the Company filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, the Company changed its name from Abbott Mines Limited to WARP Technology Holdings, Inc. As a result of the name change, the Company's common stock now trades on the OTC Bulletin Board under the trading symbol "WRPT". Also in connection with the name change, the CUSIP number for the Company's common stock was changed to 93464M105.

September Stock Dividend

         On September 20, 2002, the Company's Board of Directors declared a stock split in the form of a stock dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three (3) shares of common stock for each one (1) share issued and outstanding on the record date. The September Stock Dividend became effective and payable on October 2, 2002. All share information retroactively reflects the September Stock Dividend.

Business of the Company: which is the business of WARP Solutions, Inc.
----------------------------------------------------------------------

         The Company is operated as a holding company with one direct subsidiary: WARP Solutions, Inc. ("WARP"). WARP was formed as a Delaware limited liability company in July of 1999 and was converted to a Delaware corporation in December 1999.

         WARP is an information technology company that produces a computer network appliance that seeks to improve the speed and reliability of the transactions and information requests that are processed over Internet and Intranet network systems. Internet and Intranet network systems are collectively referred to herein as "networks."

         Network traffic today consists largely of frequent requests for dynamic content through network infrastructure. Such requests for dynamic content require frequent and real-time database queries. How quickly and reliably an enterprise's network infrastructure processes requests for dynamic content can determine the satisfaction levels of the customers or employees who use the network. Currently, most network infrastructures require that dynamic content requests travel to the core, (i.e. through the application and data base server layers) of that infrastructure for processing and then travel back to the user. This can result in performance bottlenecks, slow response times, high transactional costs and a lower overall quality of experience for the end user.

         Generally, there are two types of content that are delivered through a network infrastructure to a site seen on a user's computer screen. The static content is the graphics, headers, pictures and other structural content that determine how a site looks. The dynamic content is the information that changes frequently and needs updating, such as responses to search requests or the content of an online retailer's inventory. For example, if a network user wants to browse a wireless company's cell phone selection, they may be presented with a form where they type in their desired price range, color and features. The static content determines the appearance of the form while the dynamic content is the response to the users search request.

         WARP has developed a unique and proprietary technology which accelerates the processing speed of dynamic content requests, and improves the efficiency of a network's infrastructure that handles such requests. WARP's technology is incorporated into a network appliance that moves the processing of dynamic content requests away from the core of an enterprises' network infrastructure to the edge of that infrastructure. By doing so, WARP's technology and product should enable an enterprise to improve the efficiency of its network infrastructure resulting in:

                  i) The elimination of complex transaction-processing bottlenecks,
                  ii)      Increased response times,
                  iii)     Lower hardware costs, and
                  iv)      Lower wide area network costs.

WARP 2063 Application Pre-Processor

         Currently, network infrastructure generally consists of four layers: i) the internet network, ii) the web server layer, iii) the application layer, and
iv) the database layer. Network systems that offer dynamic content such as travel sites, browser based corporate applications such as CRM, ERP and Supply Chain Management applications, and eCommerce applications such as retail merchandise sites all require that requests for dynamic content traverse all four layers. The application and database layers are generally the slowest, with 100 simultaneous transactions per central processing unit instance at 10 second intervals being typical. This can cause response times to be slow as the request and response each have to traverse the four layers of infrastructure. In effect, to the "core" of the infrastructure and back.

         The WARP 2063 Application Pre-Processor (the "WARP 2063") eliminates the need for repeated dynamic content requests to traverse through the application and database layers of the infrastructure by storing (i.e. caching) the responses for the most frequently requested information in its memory away from the core of the infrastructure and diverting such requests to that memory for processing. In doing so, the WARP 2063 reduces the amount of application server and data server infrastructure required to process dynamic content transactions. Additionally, the time required to process such transactions (i.e. latency) can be dramatically shortened. Thus, the WARP 2063 creates greater network response speed and increases network efficiency by accelerating the processing of dynamic content requests at the web server, application server and database server levels of the infrastructure. The result is increased performance and reduced dependency on high end server infrastructure and software licenses..

         WARP believes that it can extend the core technology of the WARP 2063 to deliver similar functionality and efficiency to wireless transaction processing over the next twenty-four months as part of its GTEN strategy. There can be no assurances however that WARP will have the financial or manpower resources necessary to develop and/or market the WARP 2063 or any future products for wireless solutions.

         WARP believes that there is a growing market for its technology and product. With broadband connectivity being more common, the volume of transactions being processed over networks is increasing. WARP believes that the increase in the number of broadband connections and the related increase in transaction processing have contributed to application congestion in the applications layers and database layers of network enabled applications. WARP believes that the WARP 2063 can help relieve such application congestion by increasing a network's efficiency through better management of the flow and processing of dynamic transaction requests.

         The market for the WARP 2063 and other application acceleration technology is new and undeveloped. As a result, WARP believes that there is the potential for reasonable growth in this market for the next five years.

Status of the WARP 2063

         WARP completed version 1.0.0 of the WARP 2063 during the last three months of the calendar year 2001. The product was beta tested at three commercial sites between September and December 2001. The product was also independently tested and reviewed on a limited basis by Network Computing Magazine in December 2001. Management believes that the reaction from WARP's beta test customers and Network Computing Magazine has been positive. The beta test customers requested the addition of certain features, such as failover (a common backup feature) and snmp reporting (a repeating signal which confirms that the appliance is working), and they asked whether the WARP 2063 could support various login security functions. Some customers also requested the addition of reporting support for media collection software such as Click Stream and DoubleClick. At the present time, we have added limited failover capability and snmp functionality to the latest version of the WARP 2063. Additionally, most media interfaces such as Click Stream are supported when WARP 2063 is used in a Microsoft Windows Server environment. There is significant evidence to suggest that over the next 12 to 24 months, customers will continue to request additional features and reporting. WARP may have to continue to modify its product to meet these requests. There can be no assurance that WARP's technology will be able to satisfy all such customer requests, or that WARP will have the financial or manpower resources to meet such requests, all of which could adversely effect the marketability of the WARP 2063.

         At present, the WARP 2063 is still considered to be an early stage product. WARP believes that the product will require at least an additional twelve to twenty-four months of customer requested feature enhancements to reach maturity. We believe, despite the relative immaturity of our product, that we will be able to attract customers to the WARP 2063 because of its potential performance and cost saving benefits.

         The WARP 2063 is one component in the technology portfolio that WARP plans to develop. WARP's planned technology portfolio will consist of five components, all of which are at the alpha stage or higher in terms of development. The WARP 2063 Application Pre-Processor is one of the five components. WARP chose to lead with the WARP 2063 because of its marketability and the readiness of its technology. WARP has branded its technology portfolio

"GTEN" which stands for "Global Transaction Enabled Network". The GTEN network offering will be comprised of:

         o WARP 2063 Application Pre-Processor - currently available for sale.
         o WARP 2063 Edge Transaction Accelerator - currently going into beta cycle.
         o WARP 2063 Edge Transaction Router - slated to go into beta cycle in mid 2003
         o WARP 2063 Transaction Session Manager - in beta cycle, planned productization in 2003
         o        WARP Performance Cluster - alpha stage.

         The central philosophy behind WARP's technology strategy is to optimize the server stack, and then to distribute the stack in order to optimize the network. To that extent, all of the GTEN components are designed to address the prevalent unaddressed bottlenecks in the network.

         In terms of timetable, WARP maintains a versioning system for the logic on the WARP 2063 of 1.0.0. The number to the far right is a patch level which consists of the latest "bug fixes". The middle digit is incremented with the advent of new features. In order for a customer to participate in new features, they must have a valid support contract in place. The number to the far left is a major architectural update. Incrementation of the far left number triggers a new generation of appliance. The customer is required to purchase new equipment for the architecture changes. WARP anticipates new feature sets to be incremented every four to six months. New architecture updates should take place once per year. Patch level changes will be made on an as needed basis.

Sales And Marketing

Distribution
------------

         The Company has decided to use wholesale resellers ("channel sales") as the main distribution method for the WARP 2063. Such wholesale channels as Systems Integrators, Managed Service Providers and Value Added Resellers will be the main distribution vehicles for the WARP 2063. WARP believes it can establish formal contractual relationships with these entities through reseller contracts that specify the terms under which the WARP 2063 network appliance can be sold.

         WARP believes that in order to promote successful channel sales, it may be required to advertise and market its products to end buyers on behalf of its channel partners, at a significant cost to WARP. We further believe that sales concessions of up to 50% will be required to attract channel resellers, and to successfully motivate the reseller's to place WARP's product with their customers. Special sales lead generation programs may also be required.

         WARP believes it will also engage in limited direct sales. If direct sales opportunities are pursued, WARP will bring in a channel sales partner for the completion of such sales. This approach should reduce conflicts between WARP and its channel resellers and promote the firm's image and reputation within its channel reseller group.

         The company has established reseller relationships in Europe and Asia for distribution of the WARP 2063. WARP recently entered into reseller agreements with Macnica Networks and CDI Technologies. Macnica Networks is a leading technology distributor for the Japanese market and CDI Technologies is a leading distributor for South Korea. Additionally, WARP has reseller agreements with Cable and Wireless Europe and NTT Verio Europe. Cable and Wireless and NTT Verio actively recommend the WARP 2063 as part of infrastructure recommendations to their clients, and Macnica and CDI purchase and resell the WARP 2063. We believe that we will need to establish relationships with fifteen to twenty channel resellers in order to have a successful distribution network for the WARP 2063 and other future products. WARP is currently focused on continuing the expansion of its channel reseller network in North America, Asia and Europe.

         WARP's current internal sales group consists of two direct WARP employees and six independent contractors retained by WARP. On a general basis, our sales employees and two independent contractors handle domestic and Asian sales efforts and four of our independent contractors handle our sales efforts in Europe. WARP's sales efforts are currently focused on developing its channel reseller network.

Revenue Model
-------------

         WARP will derive its revenue from the sale of the WARP 2063 network appliance and any future sales of the GTEN technology portfolio either through channel sales to end users or, on a limited basis, by direct sales to end users. Generally, all end users will enter into a service agreement with WARP under which WARP will be paid an ongoing service fee for the installation and maintenance of the WARP 2063 and any future WARP products.

Marketing
---------

         WARP's current marketing efforts consist mainly of direct contacts between our sales group and potential channel resellers or direct customers. Such contacts generally take place either by telephone or in person. WARP is not currently engaged in any general advertising campaigns.

Customers

         WARP is in the very early stages of developing its customer base. As of June 30, 2002, WARP had completed the sale of one unit to a channel reseller as part of its distribution agreement with that reseller. As of September 30, 2002, WARP had signed agreements with two additional customers. WARP is currently dependent on those two customers for its revenues. Additionally, in the future, based upon its chosen method of distribution, WARP could be dependent upon a limited number of channel sellers and large hosting firms to resell its products. Bankruptcies or consolidations of the major hosting firms may have an adverse effect on the distribution of WARP's product and on WARP's ability to penetrate the market for its product.

Competition

         There is significant competition among static and dynamic content acceleration technology producers and service providers. IBM Corp., Oracle Corp. and BEA Systems, Inc. have each added functions to their application server products which increase the efficiency, on a limited basis, of static and dynamic content delivery. Static caching vendors such as Volera, InfoLibria and Network Appliances Corp. have developed frequent "time-to-live" ("TTL") cache refresh based architectural approaches to dynamic content acceleration. Service vendors such as Akamai Technologies, Inc. have developed approaches to dynamic content acceleration which it offers to customers on an outsourcing basis. Chutney Technologies, Zend, and other development stage companies, are also developing technologies for dynamic content acceleration.

         WARP has four main categories of competitor in the market for dynamic content acceleration technology; i) hardware providers, ii) software providers,
iii) service providers and iv) static caching hardware and software providers. As described below, there are relative strengths and weaknesses to all of these approaches:

Hardware Providers
------------------

         Generally, hardware providers build a separate self-contained appliance which houses the content acceleration technology. This appliance is built for a customer and is then added to the network infrastructure of that customer. The strengths of this approach to content acceleration is the ease of implementation, the resulting high performance improvement and the relative ease of distribution through channel sales. Therefore, the hardware approach offers the ease of implementation of an appliance, but also offers advanced invalidation capabilities such as XML messaging and database triggers which developers may leverage. The weaknesses of the hardware approach is that it is generally not able to cache as much detailed content (i.e. granularity) as a database and it is not currently capable of partial page (i.e. object level) caching.

         WARP has designed the WARP 2063 as a hardware solution for content acceleration and believes that this is the most effective means of incorporating content acceleration into existing network architectures.

Software Providers
------------------

         Generally, software providers will add new computer software to the existing hardware of a network infrastructure in an attempt to make that infrastructure more efficient. The strengths of this approach are a high level of flexibility and granularity down to the object layers of an application. The weaknesses of this approach are its high cost of implementation, its slow implementation time due to regression testing requirements, and the limited performance improvement obtained since the optimization is included in the transactional unit of work. Also, product complexity limits distribution to direct sales and systems integrators.

         We believe that we have a clear advantage over the software providers due to the ease of installation and use of the WARP 2063 and the quickness of its implementation. Oracle Corp.,

BEA Systems, Inc., IBM and Chutney Technologies all offer software products which address dynamic content acceleration.

Service Providers
-----------------

         Generally, service providers offer customers the option of outsourcing their access to content acceleration technology. The strength of this approach is that it allows the customer to quickly leverage the wide network of infrastructure owned by the service provider and it provides a high level of granularity down to the object layers. The weaknesses of this approach is that it requires complex and risky modifications to the customer's application server layer, it requires that the customer become "captive" to the service provider's network and it may only provide modest performance improvement.

         WARP believes that it has an advantage over service providers because of the WARP 2063's flexibility, ease of implementation and the ability of its users to maintain control over their networks. Akamai Technologies, Inc. and ESI Systems, Inc. are both competitors of WARP who provide a service based solution to dynamic content acceleration.

Static Caching Hardware & Software Providers
--------------------------------------------

         Generally, static caching hardware and software is the existing technology for content delivery over a network infrastructure. It is possible to modify this technology to enable some level of dynamic caching and content acceleration, and under such circumstances this modified technology would compete with the WARP 2063. The strengths of this approach is that static caching hardware and software already has significant market share and customers may write scripts and other applications which enable their static cache investment to be leveraged for limited dynamic caching by using frequent TTL invalidation. The weaknesses of this approach are its limited effectiveness, that it is not a true dynamic cache solution and that it is not designed to handle certain security authentication protocols.

         Network Appliances, Inc., Volera, Cisco Systems, Inc., Inktomi Corp. and Squid - Freeware all offer modified static caching hardware and software as solutions for dynamic caching and content acceleration.

         The technology industry in general is highly competitive and WARP expects significant competition for its dynamic content acceleration technology. Many of our competitors, including some of those identified above, have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than WARP. There can be no assurance as to the degree to which we will be able to successfully compete in our industry.

Sources and Availability of Raw Materials and Names of Principal Suppliers

         The WARP 2063 and the GTEN suite of products are based on an Intel Pentium architecture running Sun Microsystem Inc.'s Solaris UNIX operating system. WARP is not affiliated with either Intel Corp. or Sun Microsystems. WARP licenses the right to use Solaris from Sun Microsystems and purchases their chipsets from Intel and other suppliers. WARP does not anticipate any problems maintaining its licenses with Sun Microsystems and Pentium chipsets are readily available on the market from a wide array of suppliers.

         WARP tunes the application of the WARP 2063 to take advantage of specific features of the Solaris operating system, and of the specific chipsets. This requires that WARP maintain a "recipe" comprised of software version number, operating system version number and chipset model number. To that extent, WARP will be required to modify its product as chipsets evolve and supplies of current chipsets decline.

         Sun Microsystems no longer offers formal support for the Solaris operating system on Intel Pentium chipsets. Over the next three to four years, this may require WARP to switch operating system suppliers. Should WARP switch its operating system, it could take several months to reconfigure WARP's products to operate with such new operating system which could have a resulting negative effect on our ability to market our products.

         The WARP 2063 systems are assembled by XRAM, a Virginia based server manufacturer. WARP has not had any trouble with XRAM in the past and anticipates that XRAM will not have trouble meeting WARP's production requirements for the foreseeable future.

Research And Development

         Prior to the Share Exchange, WARP spent approximately $3 million during its prior fiscal year on the development of the WARP 2063, the technology underlying the GTEN suite of products and a core library of software components for enhancing network performance. The pricing of the WARP 2063 reflects, among other things, the cost of its development as well as the cost of its component parts and applicable license fees.

Patents and Trademarks

         WARP intellectual property consists of copyrights, trademarks, provisional patent applications and one awarded patent. The technology contained in the WARP 2063 has a provisional patent application on file. This application provides no protection until the patent application is awarded. This could take up to two years and there is no guarantee that the application will be successful. WARP's current awarded patent is for the use of a Fractional Internet Protocol within a server cluster. This patent and the related technology are not currently being used in the WARP 2063 and WARP does not anticipate developing any new products that incorporate its awarded patent or the related technology.

Employees

          At present WARP has ten full time employees including Karl Douglas its Chief Executive Officer and President and John Gnip its Chief Operating Officer and Secretary. WARP also currently retains four independent contractors under non-exclusive relationships to promote and manage WARP's European sales and marketing efforts and two independent consultants to develop the North American sales strategy.

         We do not have written employment contracts with any of our employees, however, WARP does maintain Key Man life insurance policies on Karl Douglas and John Gnip and our key employees and contractors have executed confidentiality and non-compete agreements in favor of WARP.

Blue Suit Consulting

         Between July 2000 and April 2001, WARP operated, through a subsidiary called Blue Suit Consulting, a personnel consulting business specializing in outsourcing its customer's computer technology personnel. In April 2001, WARP ceased all operations at Blue Suit Consulting and since that date it has been an inactive subsidiary of WARP with no employees, revenue or operations.

Risk Factors
------------

         In addition to other information in this Annual Report on Form 10-KSB (including all exhibits hereto), the following risk factors should be carefully considered in evaluating the Company and its business, as such factors currently have a significant impact, or may have significant impact in the future, on the Company's business, results of operations, financial condition and the value of its outstanding securities.

We Have a Limited Operating History.

         Because the Company was formed in July 2000 and WARP was formed in December 1999, we have a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with starting a new business, many of which may be beyond our control. In addition, WARP competes in a relatively new market known as the information technology market. Because this market is new and rapidly evolving, companies competing in it may face many uncertainties. WARP's success will depend on many factors, including those described in this Risk Factors section.

We Have a History of Losses and May Need Additional Financing.

         We have experienced operating losses, as well as net losses, for each of the years during which we have operated. Similarly, in the future, we may not generate sufficient revenue from operations to pay all of our operating or other expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective.

We May Not Be Able to Borrow Funds

         There currently are no legal limitations on our ability to borrow funds to increase the amount of capital available to us to carry out our business plan. However, our limited resources and limited operating history will make it difficult to borrow funds. The amount and nature of any such borrowings would depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interest.

The Market for WARP's Products May Change Rapidly

         The markets for WARP's products are characterized by:

                  (1)      rapidly changing technologies;
                  (2)      evolving and competing industry standards;
                  (3)      changing customer needs;
                  (4)      frequent new product introductions and enhancements;
                  (5)      increased integration with other functions; and
                  (6)      rapid product obsolescence.

         To develop new products for its target markets, WARP must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand its technical and design expertise. In addition, WARP must maintain close working relationships with key customers in order to develop new products that meet their changing needs.

The Technology in WARP's Industry May Change Rapidly

         We cannot assure you that WARP will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, WARP may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. WARP's pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm its operating results.

WARP's Ability to Compete Successfully Will Depend, In Part, On Its Ability to Protect Its Intellectual Property Rights.

         WARP relies on a combination of patent, trade secrets, copyrights, nondisclosure agreements and other contractual provisions and technical measures to protect its intellectual property rights. Policing unauthorized use of its products, however, is difficult, especially in foreign countries. Litigation may be necessary in the future to enforce WARP's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm WARP's business, operating results and financial condition regardless of the outcome of the litigation. In addition, there can be no assurance that the courts will enforce the contractual arrangements which WARP has entered into to protect its intellectual property rights. WARP's operating results could be harmed by the failure to protect its intellectual property.

Competition.

         The Company is engaged in business in the highly competitive information technology industry and we expect significant competition for WARP's dynamic content acceleration technology. See "ITEM 1. BUSINESS - Business of WARP Solutions, Inc. - Competition" above. Many of our competitors, including some of those identified above, have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than the Company. There can be no assurance as to the degree to which we will be able to successfully compete in our industry.

Development of Products

         WARP is currently developing new products, as well as new applications of its existing products. There can be no assurance that WARP will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new or enhanced products will adequately meet the requirements of its current or prospective customers. The failure by WARP to successfully design, develop, test and introduce such new products, or the failure of WARP 's recently introduced products to achieve market acceptance, could prevent WARP from maintaining existing customers relationships, gaining new customers or expanding its markets and could have a material adverse effect on WARP 's business, financial condition and results of operations.

Dependence Upon a Small Number of Customers

         As of June 30, 2002, WARP had completed the sale of one unit to a channel reseller as part of its distribution agreement with that reseller. Because a small number of customer accounts are responsible for WARP's revenues, such revenues could decline due to the loss of one of these customer accounts. An early termination by one of WARP's customers would harm its financial results as it is unlikely that it would be able to rapidly replace that revenue source.

WARP Is Dependent On Key Personnel

         WARP's future success depends in part on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, recruit and retain additional personnel. At the date of this Form 10KSB, there were no employment agreements between WARP and its key personnel. WARP currently maintains key man life insurance policies on Karl Douglas and John Gnip.

Managing Growth and Expansion.

         WARP is currently anticipating a period of growth as a result of its recent marketing and sales efforts. The resulting strain on WARP's managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on WARP's business.

We Expect to Pay No Cash Dividends

         We presently do not expect to pay dividends in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan, accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Indemnification of Officers and Directors

         Our Articles of Incorporation provide for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Nevada and the federal securities laws. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings and thereby affect the availability of funds for other uses.

ITEM 2.      PROPERTIES.

         The principal executive offices of the Company are located at 535 West 34 Street, 5th Floor, New York, N.Y. 10001. The Company has a six-month lease on its current office space at a cost of $5,000 per month. This lease expires in November 2002. Thereafter, the Company will lease its offices under a month-to-month lease. The property has a general purpose use for sales, research and development, and administration and will be sufficient for our needs for the foreseeable future. The Company believes that New York City is a suitable location for its offices because of its labor resources and WARP's customer locations.

         From its inception in July 2000 until May 24, 2002, the Company engaged in the acquisition and exploration of mining properties. The Company owned an interest through an unrecorded deed in one mining property with mining claims called the Montana Property. The recorded deed to the Montana Property was held in the name of Mike Muzylowski, the Company's Chief Executive Officer and President from inception to May 24, 2002. Subsequent to the closing of the Share Exchange, the Company ceased all operations on the Montana Property, wrote off the property as an asset on its financial statements and the unrecorded deed to that property was abandoned by the Company.

         From its inception in July 2000 until May 24, 2002, the Company's principal executive offices were located at 1040 West Georgia Street, Suite 1160, Vancouver, B.C. Canada V6E 4H1. Subsequent to the closing of the Share Exchange, the Company moved its offices to their present location at 535 West 34 Street, 5th Floor, New York, N.Y. 10001. The Company did not have a lease on the Vancouver offices and, as such, has no ongoing rent obligations for those offices.

ITEM 3.      LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          The Company's common stock, par value $.00001 per share, is traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "WRPT".

         The following table sets forth the range of high and low closing bid prices for the Company's common stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions. The prices shown below are historical prices, are for periods prior to the September Stock Dividend, but they reflect the effect of the September Stock Dividend on the market price of the Company's common stock.

         Fiscal Year       Quarter Ended                Bid Price
         -----------       -------------                ---------
                                                     Low         High
                                                     ---         ----
         2001              September 30             $ .01        $ .01
                           December 31                .07          .11
         2002              March 31                   .05          .30
                           June 30                    .30          .98
                           September 30               .88         1.38

         As of October 3, 2002, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company's common stock were $1.28 and $1.38 respectively.

Holders

         As of June 30, 2002, the Company's financial statements show 57,145,360 shares of common stock outstanding. This number of shares outstanding reflects the September Stock Dividend and assumes that all shares of WARP common stock were converted to shares of the

Company's common stock pursuant to the Exchange Agreement as of May 24, 2002. However, as of October 3, 2002, 167,000 shares of WARP common stock had not been presented to the Company for conversion. Therefore, as of October 3, 2002, the Company had 56,729,080 shares of common stock outstanding. Of those shares, 11,934,984 shares were owned by the Company's officers and directors. Such shares are restricted stock and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

         At October 3, 2002, there were approximately 154 common stockholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. The Company has no outstanding options or warrants, or other securities convertible into, common stock.

Dividends

         We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

         On April 26, 2002, the Company's Board of Directors declared a stock dividend (the "April Stock Dividend") payable to the common stockholders of record on May 9, 2002 (the "Record Date") of one and a half (1.5) shares of common stock for each one (1) share issued and outstanding on the Record Date. On May 10, 2002, the Company's transfer agent issued the requisite number of shares of the Company's common stock in payment of the April Stock Dividend.

         On September 20, 2002, the Company's Board of Directors declared the September Stock Dividend payable to the common stockholders of record on September 24, 2002 (the "record date") of three (3) shares of common stock for each one (1) share issued and outstanding on the record date. The September Stock Dividend became effective and payable on October 2, 2002.

Recent Sales of Unregistered Securities

         The following information relates to sales of unregistered securities by the Company during fiscal year ended June 30, 2002. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

         In connection with the Share Exchange (as defined and described in Item 1 above) and in accordance with the terms and conditions of the Exchange Agreement, on May 24, 2002 the

Company became obligated to issue up to 36,467,988 shares of its common stock, after giving effect to the September Stock Dividend, for all of the outstanding common stock of WARP. As of September 19, 2002, the Company had issued 35,545,364 of those shares for approximately ninety-seven percent (97%) of WARP's outstanding common stock. The shares of the Company's common stock issued to the WARP stockholders are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D thereunder. The shares issued under the Exchange Agreement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of acquisition. The Company paid no selling, finders, placement or other fees in connection with this stock issuance. WARP has contacted each of the remaining WARP shareholders and informed them of their ongoing option to exchange their WARP common stock for shares of the Company's common stock.

         Subsequent to the closing of the Share Exchange, the Company completed the sale of 10,364,408 shares of its common stock, after giving effect to the September Stock Dividend, in a private transaction with gross proceeds to the Company from the sale equaling $2,591,102 (the "May Private Placement"). All of the shares sold in the May Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The purchase price of the May Private Placement shares was paid as follows: (i) cash in the amount of $2,327,769, and (ii) the forgiveness by creditors of WARP of certain outstanding bridge loans in the amount of $263,333. Pursuant to the terms of a Financial Consulting Agreement between WARP and Lighthouse Capital Ltd. (the "Consulting Agreement"), the Company paid fees in the amount of $430,000 in connection with the Share Exchange and the May Private Placement. Under the Consulting Agreement, Lighthouse Capital, Inc. provided merger and acquisition advice related to the Share Exchange and introduced the Company to certain potential investors for the May Private Placement. The shares of common stock issued in the May Private Placement are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The shares issued in the May Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with this transaction. The foregoing description of the Consulting Agreement is not intended to be complete and is qualified in its entirety by the complete text of that agreement, a copy of which is attached as Exhibit 10.3 to this Form 10KSB.

         On August 12, 2002, the Company issued 80,000 shares of common stock, after giving effect to the September Stock Dividend, to Bradley L. Steere, Esq. as consideration for legal services rendered to the Company in the amount of $20,000. The shares issued to Mr. Steere are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The shares issued to Mr. Steere are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of receipt.

         On August 12, 2002, the Company issued 20,000 shares of common stock, after giving effect to the September Stock Dividend, to James A. Prestiano, Esq. as consideration for legal services rendered to the Company in the amount of $5,000. The shares issued to Mr. Prestiano are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The shares issued to Mr. Prestiano are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of receipt.

         On or about September 13, 2002, the Company closed an offering of 3,600,000 shares of its common stock, after giving effect to the September Stock Dividend, in a private transaction with gross proceeds to the Company from the sale equaling $900,000 (the "September Private Placement"). All of the shares sold in the September Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The purchase price of the September Private Placement shares was paid in cash. Pursuant to the terms of the Consulting Agreement, the Company paid fees in the amount of $126,000 in connection with the September Private Placement. Under the Consulting Agreement, Lighthouse Capital, Inc. introduced the Company to certain potential investors for the September Private Placement. The shares of common stock issued in the September Private Placement are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The shares issued in the September Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with this transaction.

Section 15(g) of the Exchange Act

         The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors.

         Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

         Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

         Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

         Rule 15g-5 requires that a broker dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

         The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

         On May 24, 2002 the Company acquired WARP in the Share Exchange transaction. The transaction was effected by the issuance of 5.5254528 shares of the Company's common stock, after giving effect to the September Stock Dividend, for each one (1) share of WARP's common stock. This resulted in the former WARP stockholders owning the majority of the outstanding shares of the common stock of the Company.

         For financial reporting purposes, the transaction is accounted for as a reverse acquisition, and WARP is treated as the acquiring entity for accounting purposes.

         Although the Company is the surviving legal entity in the share exchange, the transaction is being accounted for as an issuance of equity by WARP, and a recapitalization of WARP under the capital structure of the Company in exchange for $690 in net assets. Under the purchase method of accounting, the historical results of WARP have been carried forward and the Company's operations have been included in the financial statements commencing on the Closing Date. Accordingly, all the historical results included are those of WARP only. Results of operations after the Closing Date include the results of both companies on a consolidated basis.

Plan of Operations

         The Company's plan of operation is to develop, manage and market the products of WARP, its direct subsidiary. WARP has developed a unique and proprietary technology which accelerates the processing speed of dynamic content requests, and improves the efficiency of an internet or intranet network's infrastructure that handles such requests. WARP's technology is incorporated into a network appliance that moves the processing of dynamic content requests away from the core of an enterprises' network infrastructure to the edge of that infrastructure. By doing so, WARP's technology and product should enable an enterprise to improve the efficiency of its network infrastructure resulting in:

                  i) The elimination of complex transaction-processing bottlenecks,
                  ii)      Increased response times,
                  iii)     Lower hardware costs, and
                  iv)      Lower wide area network costs.

         WARP believes that it can extend the core technology of the WARP 2063 to deliver similar functionality and efficiency to wireless transaction processing over the next twenty-four months as part of its GTEN strategy. There can be no assurances however that WARP will have the financial or manpower resources necessary to develop and or market the WARP 2063 or any future products for wireless solutions.

         WARP believes that there is a growing market for its technology and product. With broadband connectivity being more common, the volume of transactions being processed over networks is increasing. WARP believes that the increase in the number of broadband connections and the related increase in transaction processing have contributed to application congestion in the applications layers and database layers of network enabled applications. WARP believes that the WARP 2063 can help relieve such application congestion by increasing a network's efficiency through better management of the flow and processing of dynamic transaction requests.

         The market for the WARP 2063 and other application acceleration technology is new and undeveloped. As a result, WARP believes that there is the potential for reasonable growth in this market for the next five years. At present, the WARP 2063 is still considered to be an early stage product. WARP believes that the product will require at least an additional twelve months of customer requested feature enhancements to reach maturity. We believe, despite the relative immaturity of our product, that we will be able to attract customers to the WARP 2063 because of its potential performance and cost saving benefits.

         The WARP 2063 is one component in the technology portfolio that WARP plans to develop. WARP planned technology portfolio will consist of five components, all of which are at the alpha stage or higher in terms of development. The WARP 2063 Application Pre-Processor is one of the five components. WARP chose to lead with the WARP 2063 because of its marketability and the readiness of its technology. WARP has branded its technology portfolio "GTEN" which stands for "Global Transaction Enabled Network". The GTEN network offering will be comprised of:

         o WARP 2063 Application Pre-Processor - currently available for sale.
         o WARP 2063 Edge Transaction Accelerator - currently going into beta cycle.
         o WARP 2063 Edge Transaction Router - slated to go into beta cycle in mid 2003
         o WARP 2063 Transaction Session Manager - in beta cycle, planned productization in 2003
         o        WARP Performance Cluster - alpha stage.

         The central philosophy behind WARP's technology strategy is to optimize the server stack, and then to distribute the stack in order to optimize the network. To that extent, all of the GTEN components are designed to address the prevalent unaddressed bottlenecks in the network.

         WARP has decided to use wholesale resellers ("channel sales") as the main distribution method for the WARP 2063. Such wholesale channels as Systems Integrators, Managed Service Providers and Value Added Resellers will be the main distribution vehicles for the WARP 2063.

The company has established reseller relationships in Europe and Asia for distribution of the WARP 2063. WARP recently entered into reseller agreements with Macnica Networks and CDI Technologies. Macnica Networks is a leading technology distributor for the Japanese market and CDI Technologies is a leading distributor for South Korea. Additionally, WARP has reseller agreements with Cable and Wireless Europe and NTT Verio Europe. WARP is currently focused on continuing the expansion of its channel reseller network in North America, Asia and Europe.

         Between July 2000 and April 2001, WARP operated, through a subsidiary called Blue Suit Consulting, a personnel consulting business specializing in outsourcing its customer's computer technology personnel. In April 2001, WARP ceased all operations at Blue Suit Consulting and since that date it has been an inactive subsidiary of WARP with no employees, revenue or operations.

Results of Operations

Six months ended June 30, 2002 vs. 2001:
---------------------------------------

During the six months ended June 30, 2002 the Company recognized revenues of approximately $11,000, consisting of the sale of one WARP 2063 unit to a channel reseller under a distribution agreement along with a maintenance agreement, compared to revenues of approximately $156,000 during the six months ended June 30, 2001. Revenues for the six month period ended June 30, 2001 were derived from performing temporary and permanent recruitment services by WARP's wholly-owned subsidiary, Blue Suit Consulting, which subsequently ceased operations.

Product development costs were approximately $101,000 for the six months ended June 30, 2002 compared to approximately $1,636,000 for the six months ended June 30, 2001. The decrease was due primarily to the cessation of the Company's research and development efforts.

Sales, marketing and business development expenses were approximately $99,000 for the six months ended June 30, 2002 compared to approximately $485,000 for the six months ended June 30, 2001. The decrease was due primarily to a change in sales and marketing strategy which resulted in reduction of sales and business development expenses. The Company elected to focus on one single product offering for the six months ended June 30, 2002.

General and administrative expenses were approximately $1,404,000 for the six months ended June 30, 2002 compared to approximately $2,042,000 for the six months ended June 30, 2001. The decrease was due primarily to cost cutting measures.

During the six months ended June 30, 2002 the Company had net interest expense of approximately $23,000 compared to net interest income of approximately $123,000 for the six months ended June 30, 2001. The decrease is the result of a decrease in cash balances available for investment.

Year ended December 31, 2001 vs. 2000:
-------------------------------------

Revenues for the year ended December 31, 2001 amounted to $156,000 compared to $93,000 during the year ended December 31, 2000. All of the Company's revenues related to performing temporary and permanent recruitment services by WARP's wholly-owned subsidiary, Blue Suit Consulting.

Product development costs increased from approximately $1,147,000 during the year ended December 31, 2000 to approximately $3,121,000 during the year ended December 31, 2001. The increase was due primarily to increased scope of the research and development efforts associated with the company's "GTEN" or "Global Transaction Enabled Network" suite of components.

Sales, marketing and business development expenses decreased from approximately $1,041,000 for the year ended December 31, 2000 to approximately $565,000 for the year ended December 31, 2001. The decrease was due primarily to the firms strategy to conserve cash in reaction to the economic downturn in the technology sector at the time.

General and administrative expenses increased from approximately $3,402,000 for the year ended December 31, 2000 to approximately $3,846,000 for the year ended December 31, 2001. This increase was due primarily to administrative expenses associated with business strategy modifications, downsizing requiring severance payments, and seeking additional sources of financing.

Interest and dividend income decreased from approximately $408,000 for the year ended December 31, 2000 to approximately $143,000 during the year ended December 31, 2001. The decrease is the result of a decrease in the cash balances available for investment.

Net Operating Loss Carryforwards

At June 30, 2002, WARP has net operating loss carryforwards and other deferred assets of approximately $13,600,000 which may be used to reduce taxable income in future years through the year 2021. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to
Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of common and preferred stock and short-term borrowings.

Net cash used in operating activities for the six months ended June 30, 2002 and the year ended December 31, 2001 was approximately $1,116,000 and $6,203,000, respectively. During the six months ended June 30, 2002, net cash used in operating activities consisted primarily of the net loss of $1,579,000, adjusted for depreciation of $45,000, loss on abandonment of assets of $299,000 and a loss from the forfeit of security deposits of $281,000.

During the year ended December 31, 2001, net cash used in operating activities consisted principally of the net loss of $7,233,000 adjusted for depreciation of $251,000, loss on abandonment of assets of $228,000, a loss from the forfeit of security deposits of $325,000, and stock based compensation of $231,000.

Net cash used in investing activities during the year ended December 31, 2001 of $179,000 consisted of the acquisition of security deposits of $127,000 and the purchase of property and equipment of $52,000.

Net cash provided by financing activities during the six months ended June 30, 2002 of $2,204,000 consisted primarily of net proceeds from the issuance of common stock.

Net cash used in financing activities during the year ended December 31, 2001 of $34,000 consisted of payments to stockholders of $19,000 and payments on capital lease obligations of $14,000.

As of June 30, 2002, the Company had working capital of $818,000, as compared to a working capital deficiency of $343,000 at December 31, 2001. The Company's cash and cash equivalents were $1,185,000 at June 30, 2002, compared to $97,000 at December 31, 2001.

In September 2002, the Company closed the offering of 3,600,000 restricted shares of its common stock, after giving effect to the September Stock Dividend, in a private transaction for gross proceeds of $900,000.

The Company has incurred losses and negative cash flows from operations for each of the two years in the period ended December 31, 2001 and for the six month period ended June 30, 2002, and as such has been dependent upon raising money for short and long-term cash needs through the sale of common and preferred stock in private placements and through debt.

During 2001, management took steps to reduce costs, including staff reductions, salary reductions, and elimination of other employees fringe benefits.

Even with the reduction in expenses and an expected increase in sales, the Company anticipates that during its 2003 fiscal year it will need to raise over $2,000,000 million to support its working capital needs and to continue to execute the requirements of the business plan, of which the Company had raised $900,000 as of September 13, 2002.

Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products. The Company has no commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to then existing shareholders and any additional debt financing may result in higher interest expense.

Although there can be no assurances, the Company believes that its current cash and anticipated proceeds from equity transactions and operating cash flows, will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of fiscal 2003.

Subsequent Events

         On August 15, 2002, the Board of Directors of the Company authorized and approved the upstream merger of WARP Technology Holdings, Inc., a wholly owned subsidiary of the Company, with and into the Company pursuant to Chapter 92A of the Nevada Revised Statutes (the "Upstream Merger"). The Upstream Merger became effective on August 21, 2002, when the Company filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, the Company changed its name from Abbott Mines Limited to WARP Technology Holdings, Inc.

         On or about September 13, 2002, the Company closed an offering of 3,600,000 shares of its common stock, after giving effect to the September Stock Dividend, in the September Private Placement for gross proceeds of $900,000. All of the shares sold in the September Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The purchase price of the September Private Placement shares was paid in cash. The Company paid fees in the amount of $126,000 in connection with the September Private Placement. The shares of common stock issued in the September Private Placement are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D under that act. No general solicitations were made in connection with this transaction. See "ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities".

         On August 1, 2002, WARP entered into an exclusive distribution agreement with Macnica Networks Company, a division of Macnica, Inc, a Japanese information technology distributor. Under this agreement, Macnica Networks Company will distribute the WARP 2063 in Japan. A copy of the Macnica distribution agreement is attached as Exhibit 10.5 to this Form 10KSB.

         On September 20, 2002, the Company's Board of Directors declared the September Stock Dividend payable to the common stockholders of record on September 24, 2002 (the "record date") of three (3) shares of common stock for each one (1) share issued and outstanding on the record date. The September Stock Dividend became effective and payable on October 2, 2002.

Critical Accounting Policies

Revenue Recognition
-------------------

         Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain postcontract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements is recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements are being recognized ratably over the term of the PCS agreement.

Product Development Costs
-------------------------

         Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements and related notes responsive to this Item 7 are included as an appendix to this report as indexed on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         On August 29, 2002, the Company dismissed Williams & Webster, P.S. as its prior independent accountants and engaged Ernst & Young LLP as its new independent accountants as of August 28, 2002. In connection with its audits for the last two fiscal years and through August 29, 2002, there have been no disagreements with Williams & Webster, P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Williams & Webster, P.S. would have caused them to make a reference thereto in their report on the financial statements for such periods. The Company reported its change in independent accountants in a Current Report on Form 8-K filed with the Commission on September 3, 2002, the content of which is incorporated herein by reference.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Officers and Directors

         The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of September 24, 2002. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and duly qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

         Name                       Age              Position
         ----                       ---              --------
         Karl Douglas                39              CEO, President, Director
         John Gnip                   35              COO, Secretary, Director
         Carlo Civelli               52              Director
         Kevin Chen, Phd.            39              Vice-President Technology

Background of Officers and Directors

         Karl Douglas: CEO, President and Director. On May 24, 2002, Mr. Douglas was appointed as a director and the Chief Executive Officer and President of the Company. Since December 1999, Mr. Douglas has been the Chief Executive Officer and a director of WARP. Mr. Douglas has over 15 years of experience managing enterprise level information technology systems and departments for Fortune 500 companies. From August 1998 to December 1999, Mr. Douglas was a Vice President at Merrill Lynch and Co. where he was a senior strategic technology manager. From August 1994 to August 1998, Mr. Douglas was a Vice President and a Global Technology Infrastructure Manager for JP Morgan & Co.'s Financial Division, during which time he managed a $105 million technology portfolio and a 125 person technology staff. From January 1992 to August 1994, Mr. Douglas was a Vice President in the information technology department at Bear Stearns, Inc.

         John Gnip: COO, Secretary and Director. On May 24, 2002, Mr. Gnip was appointed as a director, and the Chief Operating Officer and Secretary of the Company. Since December 1999, Mr. Gnip has been the Chief Information Officer and a director of WARP. Mr. Gnip has over 10 years experience delivering mission critical commercial software applications. From 1998 to 1999, Mr. Gnip was a Senior Technology Consultant whose client was Merrill Lynch and Co. From 1994 to 1998, Mr. Gnip was a Senior Technology Consultant whose client was JP Morgan & Co. From 1992 to 1994, Mr. Gnip was a Senior Software Engineer at Systems Strategies, Inc. in Melville, N.Y., where he was one of the original lead engineers developing IBM's top selling middleware-messaging product "IBM MQ Series". From 1990 to 1992, Mr. Gnip was a programmer analyst at the Federal Reserve Bank of New York.

         Carlo Civelli: Director. Mr. Civelli has been a director of the Company since its inception in June 2000. From June 2000 to May 24, 2002, Mr. Civelli was the Secretary of the Company. Mr. Civelli resigned as Secretary of the Company in connection with the Share Exchange. Since 1980, Mr. Civelli has been a managing director of Clarion Finanz AG located in Zurich, Switzerland. Clarion Finanz is engaged in the business of investment banking and money management. Mr. Civelli is a full time employee of Clarion Finanz. Since March 1993, Mr. Civelli has been a director of Spatilizer Audio Labs located in Los Angeles, California. Spatilizer Audio is engaged in the business of automotive sound systems. Since May 1994, Mr. Civelli has been a director of Namibian Minerals located in London, England. Namibian Minerals is engaged in the business of diamond exploration. Since February 1998, Mr. Civelli has been a director of Callinan Mines Limited located in Vancouver, British Columbia. Since June 2000, Mr. Civelli has been Secretary and a director of Keystone Mines Limited, a Vancouver, British Columbia mining corporation.

         Kevin Chen, Phd.: Vice-President Technology for WARP. Kevin Chen is an expert in the area of content management and he has designed and distributed architecture applications for complex network transaction environments. Dr. Chen brings more than ten years of professional experience in developing large-scale, robust distributed IT applications and commercial software products to Warp Solutions' research and development team. Most recently, Dr. Chen was senior technology consultant at JP Morgan. Prior to that, he was a technology consultant at CitiBank. Mr. Chen has a PhD in physics and a M.S in computer science from the City University of New York. He is the author and co-author of several publications in top professional journals including Physics Review Letter, Physics Review, Congressus Numerantium, and IEEE Trans. He is also author or co-author of two pending patents. Dr. Chen has been widely published.

         No director, executive officer, promoter or control person of the Company has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission (the "Commission") or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. There are no family relationships among any directors and executive officers of the Company.

Committees of the Board of Directors

         During the fiscal year ended June 30, 2002, the Board of Directors of the Company had no standing board committees.

Section 16(a)

         Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Commission. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they filed.

         To the Company's knowledge, and based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and 10% or greater beneficial owners were complied with, except that the following forms were filed late: Carlo Civelli's Form 4 reporting his surrender of 6,250,000 shares of common stock to the Company for cancellation pursuant to the terms of the Share Exchange, and Len Primak's Form 3 reporting his receipt of 1,989,163 shares of the Company's common stock pursuant to the terms of the Share Exchange.

ITEM 10.     EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers (collectively the " named executive officers"). This information includes the dollar value of base salaries and bonus awards and the number of stock options granted, and certain other compensation, if any.

                           Summary Compensation Table

                           Annual Compensation                              Long-Term Compensation
                           -------------------                              ----------------------
                                                                   Awards                      Payouts
                                                                   ------                      -------
                                            Other                                                      Other
Executive                                   Annual      Restricted        Securities                   Annual
Officer and                                 Compen-       Stock           Underlying       LTIP        Compen-
Principal         Year     Salary   Bonus   sation        Awards          Options/SAR     Payouts      sation
Position                   (US$)    (US$)   (US$)          (#)                 (#)          (US$)       (US$)
Karl Douglas (1)  2002     90,000   75,000     0              0                   0           0            0
CEO & President   2001     90,000   60,000     0              0                   0           0            0
                  2000     90,000   35,000     0              0                   0           0            0

John Gnip (2)     2002     90,000   75,000     0              0                   0           0            0
COO &             2001     90,000   60,000     0              0                   0           0            0
    Secretary     2000     90,000   35,000     0              0                   0           0            0

Mike Muzylowski   2002          0        0     0              0                   0           0            0
Former CEO &      2001          0        0     0              0                   0           0            0
    President (3) 2000          0        0     0        249,261                   0           0            0

Kevin Chen (4)    2002    130,000        0     0              0                   0           0            0
Vice-President    2001    130,000        0     0              0                   0           0            0
                  2000    110,000        0     0              0                   0           0            0

(1) Karl Douglas is also the CEO and President of the Company's subsidiary; WARP Solutions, Inc. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Douglas for all executive positions held by him at the Company and WARP.
(2) John Gnip is also the Chief Information Officer of the Company's subsidiary; WARP Solutions, Inc. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Gnip for all executive positions held by him at the Company and WARP.
(3) Mike Muzylowski was a director and the CEO and President of the Company from its inception until May 24, 2002 when he resigned from all of his director and officer positions pursuant to the terms of the Share Exchange, as described in greater detail in Item 1 of this Form 10-KSB.
(4) Kevin Chen is not employed by the Company but is a Vice-President of the Company's subsidiary; WARP Solutions, Inc. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Chen for all executive positions held by him at WARP.

         The compensation discussed herein addresses all compensation awarded to, earned by, or paid to the Company's named executive officers for all the positions held thereby with the Company and its subsidiary, WARP Solutions, Inc.

          There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Long-Term Incentive Plan Awards

         The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

         The Company's directors do not receive any compensation for serving as members of the board of directors.

Employment Contracts

         The Company does not have written employment contracts with any of its officers or employees.

Indemnification

         Under our Articles of Incorporation and Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in the Company's best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, the Company is informed that, in the opinion of the Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth as of October 3, 2002, certain information regarding the beneficial ownership (1) of the Company's common stock outstanding by (i) each person who is known to the Company to own 5% or more of its common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. The share numbers shown below reflect the issuance of common stock by the Company pursuant to the September Stock Dividend. Unless otherwise indicated, the address of each person named in the table below is c/o WARP Technology Holdings, Inc., 535 West 34 Street, 5th Floor, New York, N.Y. 10001.

                                                       Number of               Percent
Name and Address           Company Position          Shares owned              of class
----------------           ----------------          ------------              --------
Karl Douglas               Director, CEO                5,967,492                10.5 %
John Gnip                  Director, COO                5,967,492                10.5 %
Carlo Civelli (2)          Director                         - 0 -                - 0 -
Lenny Primak      (3)                                   7,956,652                14.0 %
Morgan Stanley                                          4,334,724                 7.7 %
       Dean Witter (4)

All directors and executive officers
as a group (2 persons)                                 11,934,984                21.0 %

(1) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.
(2) Mr. Civelli's address is Gerbergasse 5, Zurich, Switzerland 8001. On May 24, 2002, Mr. Civelli returned 6,250,000 shares of common stock to the Company for cancellation pursuant to the terms of the Share Exchange, as described in greater detail in Item 1 of this Form 10-KSB.
(3) Mr. Primak was a founder of WARP Solutions, Inc. but is no longer an officer or director of that company. Mr. Primak's address is 284 Mott Street, New York, N.Y.
(4) Morgan Stanley Dean Witter owns the above shares through several entities under its common control. Morgan Stanley Dean Witter is located at 1221 Avenue of the Americas, 22nd Floor, New York, N.Y. 10020

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On May 16, 2002, the Company entered into a Financial Consulting Agreement (the "May Consulting Agreement") with Lighthouse Capital, Ltd. pursuant to which Lighthouse; i) provides consulting services to the Company including advising the Company on public relations and the proper presentation of its business plan to financial services companies, ii) makes presentations to institutional funds and stockbrokers, and distributes published materials to such persons, and iii) introduces the Company to certain financial analysts and portfolio managers, all with the intention of keeping the investment community well informed regarding the Company and its operations. The Company pays Lighthouse a fee of $10,000 per month under this agreement. The foregoing description of the May Consulting Agreement is not intended to be complete and is qualified in its entirety by the complete text of that agreement, a copy of which is attached as Exhibit 10.4 to this Form 10KSB.

                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number            Description Of Document
------            -----------------------
2.1*              Form of Share Exchange Agreement dated as of May 16, 2002 by and among Abbott Mines, Ltd., Carlo Civelli, Mike Muzylowski,
                  WARP Solutions, Inc., Karl Douglas, John Gnip and the Persons
                  Identified on Schedule A thereto. Incorporate by reference to
                  Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 10, 2002.

3.1*              Articles of Incorporation of WARP Technology Holdings, Inc.
                  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (Registration No. 333-46884) filed by the Company on August 28, 2000 as amended (the "Registration Statement").

3.2* By-laws of WARP Technology Holdings, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3* The form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc. Incorporated by reference to
                  Exhibit 3.5 to the Current Report on Form 8-K filed by the Company on September 3, 2002.

10.3# The form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4# The form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5# Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6# Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

22.1#             Subsidiaries of the Company.
---------------------

*   Incorporated herein by reference.
#   Filed herewith.

(b)      Reports on Form 8-K:

         The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

         On May 13, 2002, the Company filed a Current Report on Form 8-K which disclosed that on April 26, 2002 the Company had declared a stock dividend of one and a half (1.5) shares of common stock for each one (1) share of common stock outstanding on May 9, 2002 and also disclosed, pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Regulation 14f-1 thereunder, certain information related to Karl Douglas and John Gnip who had been nominated to the Company's Board of Directors pursuant to the Share Exchange.

         On June 10, 2002, the Company filed a Current Report on Form 8-K which disclosed that on May 24, 2002 the Company closed a share exchange transaction and thereby acquired the majority of the issued and outstanding capital stock of WARP Solutions, Inc., a Delaware corporation.

         On August 7, 2002, the Company filed an Amendment to Current Report on Form 8-K/A to amend the Current Report on Form 8-K which was filed on June 10, 2002. The August 7, 2002 Form 8-K/A contained financial statements of the business acquired and pro forma financial information.

         On September 3, 2002, the Company filed a Current Report on Form 8-K which disclosed that on August 21, 2002 it had closed the upstream merger of its subsidiary WARP Technology Holdings, Inc. with and into the Company and thereby changed the Company's name to WARP Technology Holdings, Inc. In this September 3, 2002 Form 8-K, the Company also reported that on August 29, 2002 it changed its independent accountant from Williams & Webster P.S. to Ernst & Young LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 3, 2002
                                            WARP TECHNOLOGY HOLDINGS INC

                                            By: /s/ Karl Douglas
                                               ---------------------------
                                               Karl Douglas, CEO and President
                                               Principle Executive Officer
                                               as Registrant's duly
                                               authorized officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Karl Douglas                            /s/ Carlo Civelli
----------------------------------          ----------------------------------
Karl Douglas                                Carlo Civelli
President, Chief Executive                  Director
Officer and Director                        October 3, 2002
Principal Executive Officer
October 3, 2002


/s/ John Gnip
----------------------------------
John Gnip
Director
October 3, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with this Form 10-KSB of the Company for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karl Douglas, the Chief Executive Officer and President of the Company, hereby certify, based on my knowledge and solely for the purposes of complying with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      I have reviewed the Report;

         (2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

         (3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

         (4) I am responsible for establishing and maintaining disclosure control procedures for the Company; the Company has designed such disclosure controls and procedures to ensure that material information is made known to me, particularly during the period in which this Report is being prepared; I have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this Report, and have presented in this Report conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation;

         (5) I have disclosed to the Company's auditors and to the Board of Directors of the Company, all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) I have indicated in the Report whether or not there were significant changes in internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 3, 2002


                                            By /s/ Karl Douglas
                                               ------------------------------
                                               Karl Douglas, Chief Executive
                                               Officer and President

                          INDEX TO FINANCIAL STATEMENTS








Report of Independent Auditors...........................................  F-2

Consolidated Balance Sheets..............................................  F-3
Consolidated Statements of Operations....................................  F-4
Consolidated Statements of Stockholders' Equity..........................  F-5
Consolidated Statements of Cash Flows....................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

                         Report of Independent Auditors

To the Stockholders of
WARP Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of WARP Technology Holdings, Inc. (the "Company") as of June 30, 2002 and December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended June 30, 2002, the two years ended December 31, 2001 and the period from July 16, 1999 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WARP Technology Holdings, Inc. as of June 30, 2002 and December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the six months ended June 30, 2002, the two years ended December 31, 2001 and the period from July 16, 1999 to December 31, 2001 in conformity with accounting principles generally accepted in the United States.




October 1, 2002
New York, New York

                         WARP Technology Holdings, Inc.

                           Consolidated Balance Sheets


                                                       June 30                       December 31
                                                 2002           2001            2001            2000
                                            ---------------------------------------------------------------
                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                  $ 1,184,652    $2,647,200      $    96,659     $ 6,512,881
   Accounts receivable                             68,000        30,953                -         101,940
   Prepaid expenses and other                     160,473        57,291            6,892          74,802
   Due from stockholder                            19,000        74,440           74,440          55,580
                                            ---------------------------------------------------------------
Total current assets                            1,432,125     2,809,884          177,991       6,745,203
                                            ---------------------------------------------------------------

Property and equipment, net                        97,367       772,121          441,082         867,097
                                            ---------------------------------------------------------------

Other assets:
   Restricted cash                                      -        27,064           21,553          20,652
   Security deposit                                 3,500       285,560          284,902         482,818
                                            ---------------------------------------------------------------
Total other assets                                  3,500       312,624          306,455         503,470
                                            ---------------------------------------------------------------
Total assets                                  $ 1,532,992    $3,894,629      $   925,528   $   8,115,770
                                            ===============================================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                           $   149,286    $   85,658      $    80,660     $   113,121
   Accrued expenses                               408,142       245,078          431,875         388,641
   Deferred revenue                                56,667             -                -          90,000
   Capital lease obligation, current                    -        17,430            7,974          15,004
                                            ---------------------------------------------------------------
Total current liabilities                         614,095       348,166          520,509         606,766

Long-term liabilities:
   Deferred rent                                        -        55,045           32,265         127,254
   Capital lease obligation                             -             -                -           6,890
                                            ---------------------------------------------------------------
Total liabilities                                 614,095       403,211          552,774         740,910
                                            ---------------------------------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A;
     $.01 par value; 1,000,000 shares
     designated, issued and outstanding
     (liquidation preference $3,000,000)                -        10,000           10,000          10,000
   Convertible preferred stock, Series B;
     $.01 par value; 2,000,000 shares
     designated, issued and outstanding
     (liquidation preference $10,000,000)               -        20,000           20,000          20,000
   Common stock, $.00001 par value;
     100,000,000 shares authorized,
     57,145,360 shares issued and                     572           199              199             199
     outstanding
   Additional paid-in capital                  14,868,554    12,446,135       12,677,135      12,446,135
   Accumulated deficit                        (13,950,229)   (8,984,916)     (12,334,580)     (5,101,474)
                                            ---------------------------------------------------------------
Total stockholders' equity                        918,897     3,491,418          372,754       7,374,860
                                            ---------------------------------------------------------------
Total liabilities and stockholders' equity    $ 1,532,992    $3,894,629      $   925,528     $ 8,115,770
                                            ===============================================================

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

                      Consolidated Statements of Operations

                                                                                                Period from July 16,
                                                                                                1999 to December 31,
                                                                                                   2000 cumulative
                                      Six Months ended June 30        Year ended December 31     during development
                                        2002             2001          2001           2000              stage
                                  ------------------------------------------------------------------------------------
                                                      (Unaudited)
Revenue                             $    11,333      $   155,990     $   155,990   $    93,121         $      249,111
                                  ------------------------------------------------------------------------------------

Expenses
Product development                     100,874        1,635,640       3,121,193     1,146,892              4,268,085
Sales, marketing and business
   development                           99,153          485,158         565,087     1,040,533              1,605,620
General and administrative            1,403,630        2,041,582       3,846,025     3,402,342              7,261,924
                                  ------------------------------------------------------------------------------------
Total expenses                        1,603,657        4,162,380       7,532,305     5,589,767             13,135,629
                                  ------------------------------------------------------------------------------------

Interest and dividend income              3,008          124,648         145,114       409,883                551,938
Interest expense                        (26,333)          (1,700)         (1,905)       (1,651)                     -
                                  ------------------------------------------------------------------------------------
Net loss                            $(1,615,649)    $ (3,883,442)  $  (7,233,106)  $(5,088,414)        $  (12,334,580)
                                  ====================================================================================

Basic and diluted net loss per      $     (0.06)    $      (0.20)  $       (0.36)  $     (0.26)        $        (0.62)
   share
                                  ====================================================================================

Weighted-average number common
   shares--basic and diluted         26,684,492       19,981,630      19,981,630    19,981,630             19,981,630
                                  ====================================================================================



See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2000 and 2001
                     and the six months ended June 30, 2002


                                                  Convertible              Convertible
                                                Preferred Stock,         Preferred Stock,
                                                    Series A                 Series B               Common Stock
                                            ---------------------------------------------------------------------------
                                               Shares      Amount       Shares      Amount       Shares      Amount
                                            ----------------------------------------------------------------------------
Balance--January 1, 2000                      1,000,000    $ 10,000           -    $      -    19,891,630    $    199
Issuance of convertible preferred stock,
   Series B (March--July 2000)                       -           -     2,000,000      20,000           -           -
Costs incurred in connection with issuance           -           -            -           -            -           -
Collection of subscription receivable                -           -            -           -            -           -
Warrants issued for services                         -           -            -           -            -           -
Net loss for the year ended December 31,             -           -            -           -            -           -
   2000
                                            ----------------------------------------------------------------------------
Balance--December 31, 2000                    1,000,000      10,000    2,000,000      20,000   19,891,630         199
Stock-based compensation                             -           -            -           -            -           -
Net loss for the year ended December 31,             -           -            -           -            -           -
   2001
                                            ----------------------------------------------------------------------------
Balance--December 31, 2001                    1,000,000      10,000    2,000,000      20,000   19,891,630         199
Conversion to common stock                   (1,000,000)    (10,000)  (2,000,000)    (20,000)  16,576,358         166
Shares issued in connection with
   recapitalization--reverse merger                  -           -            -           -    10,312,964         103
Costs incurred in connection with the
   merger and issuance of common stock               -           -            -           -            -           -
Bridge Loan- Stock Conversion                        -           -            -           -     1,053,332          11
Sale of common stock                                 -           -            -           -     9,311,076          93
Net loss for six months ended June 30, 2002          -           -            -           -            -           -
                                            ----------------------------------------------------------------------------
Balance--June 30, 2002                               -     $     -            -    $      -    57,145,360    $    572
                                            ============================================================================


                                             Additional                    Common Stock
                                              Paid-in      Accumulated     Subscription
                                              Capital        Deficit        Receivable        Total
                                            ---------------------------------------------------------
Balance--January 1, 2000                    $ 2,981,678    $    (13,060)     $(35,999)    $ 2,942,818
Issuance of convertible preferred stock,
   Series B (March--July 2000)                9,980,000              -             -       10,000,000
Costs incurred in connection with issuance     (582,859)             -             -         (582,859)
Collection of subscription receivable                -               -         35,999          35,999
Warrants issued for services                     67,316              -             -           67,316
Net loss for the year ended December 31,             -       (5,088,414)           -       (5,088,414)
   2000
                                            ------------------------------------------------------------
Balance--December 31, 2000                   12,446,135      (5,101,474)           -        7,374,860
Stock-based compensation                        231,000              -             -          231,000
Net loss for the year ended December 31,             -       (7,233,106)           -       (7,233,106)
   2001
                                            ------------------------------------------------------------
Balance--December 31, 2001                   12,677,135     (12,334,580)           -          372,754
Conversion to common stock                       29,834              -             -               -
Shares issued in connection with
   recapitalization--reverse merger                 587              -             -              690
Costs incurred in connection with the
   merger and issuance of common stock         (430,000)             -             -         (430,000)
Bridge Loan- Stock Conversion                   263,322              -             -          263,333
Sale of common stock                          2,327,676              -             -        2,327,769
Net loss for six months ended June 30, 2002          -       (1,615,649)           -       (1,615,649)
                                            ------------------------------------------------------------
Balance--June 30, 2002                      $14,868,554    $(13,950,229)     $     -      $   918,897
                                            ============================================================

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

                      Consolidated Statements of Cash Flows


                                                                                                          Period from July 16,
                                                                                                          1999 to December 31,
                                                Six months ended June 30      Year ended December 31     2001 cumulative during
                                                   2002          2001           2001           2000         development stage
                                               ----------------------------------------------------------------------------------
                                                              (Unaudited)
Operating activities
Net loss                                        $(1,578,649)  $(3,883,442)  $(7,233,106)    $(5,088,414)      $ (12,334,580)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation                                    44,836       136,135       250,591         112,352             362,943
     Loss on abandonment of assets                  298,879             -       227,566               -             552,566
     Loss from forfeit of security deposits         281,402             -       325,000               -                   -
     Interest expense--bridge loan                   26,333             -             -               -                   -
     Deferred rent                                  (32,265)      (72,209)      (94,989)        127,254              32,265
     Stock-based compensation                                                   231,000          67,316             298,316
     Changes in operating assets and
     liabilities:
       Accounts receivable                          (68,000)       70,987       101,940        (101,940)                  -
       Prepaid expenses and other                  (153,581)       (1,349)       67,910         (62,969)             (6,892)
       Accounts payable and accrued expenses          7,893      (171,026)       10,773         501,762             512,535
       Deferred revenue                              56,667       (90,000)      (90,000)         90,000                   -
                                               ----------------------------------------------------------------------------------
Net cash used in operating activities            (1,116,485)   (4,010,904)   (6,203,315)     (4,354,639)        (10,582,847)
                                               ----------------------------------------------------------------------------------

Investing activities
Security deposits                                         -       197,258      (127,084)       (474,712)           (609,902)
Purchase of property and equipment                        -       (41,159)      (52,142)       (936,833)         (1,001,591)
                                               ----------------------------------------------------------------------------------
Net cash (used in) provided by investing
activities                                                -       156,099      (179,226)     (1,411,545)         (1,611,493)
                                               ----------------------------------------------------------------------------------

Financing activities
Proceeds from issuance of common stock, net
of issuance costs                                 1,898,459             -             -          35,999              36,000
Proceeds from bridge loan                           237,000             -             -               -                   -
Proceeds from issuance of preferred stock,
net of issuance costs                                     -             -             -       9,417,141          12,373,018
Proceeds/advances of stockholder/officer's loan      55,440                     (18,860)        (73,652)            (74,440)
Principal payments on capital lease obligation       (7,974)       (4,464)      (13,920)         (8,106)            (22,026)
Restricted cash                                      21,553        (6,412)         (901)        (20,652)            (21,553)
                                               ----------------------------------------------------------------------------------
Net cash (used in) provided by financing
activities                                        2,204,478       (10,876)      (33,681)      9,350,730          12,290,999
                                               ----------------------------------------------------------------------------------

Net (decrease) increase in cash                   1,087,993    (3,865,681)   (6,416,222)      3,584,546              96,659
Cash--beginning of period                            96,659     6,512,881     6,512,881       2,928,335                   -
                                               ----------------------------------------------------------------------------------
Cash--end of period                              $1,184,652    $2,647,200    $   96,659     $ 6,512,881       $      96,659
                                               ==================================================================================

Supplemental disclosure of cash flow
   Information
Assets acquired under capital lease             $              $             $              $    30,000       $       30,000
Conversion of debt to equity                    $   237,000    $        -    $        -     $         -       $            -
                                               ==================================================================================

See accompanying notes to consolidated financial statements.

                         Warp Technology Holdings, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

1. Organization Merger and Description of Business

On May 24, 2002 ("the Closing Date") Abbott Mines, Ltd. ("AMI"), a Nevada corporation, acquired the outstanding common stock of WARP Solutions, Inc. ("WARP") in a Share Exchange transaction (the "Share Exchange"). The transaction was effected by the issuance of 1.3813632 shares of AMI's common stock, or
5.5254528 shares of AMI's common stock after giving effect to the September Stock Dividend described below. In connection with the Share Exchange, the officers and directors of WARP became the officers of AMI and joined the board of directors of AMI, replacing AMI's officers and one of the AMI directors who resigned their positions at the Closing Date. This resulted in the former WARP stockholders owning the majority of the outstanding shares of AMI. For financial reporting purposes, the transaction is accounted for as a reverse acquisition, and WARP has been treated as the acquiring entity for accounting purposes.

Although AMI is the surviving legal entity in the Share Exchange, the transaction is being accounted for as an issuance of equity by WARP, and a recapitalization of WARP under the capital structure of AMI in exchange for $690 in net assets. Under the purchase method of accounting, the historical results of WARP have been carried forward and AMI's operations have been included in the financial statements commencing on the Closing Date. Accordingly, all the historical results included are those of WARP only.

On September 20, 2002, the Company's Board of Directors declared a stock split in the form of a dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three shares of common stock for each one share issued and outstanding on the record date. The Dividend is effective and payable on October 2, 2002.

All common share amounts have been reflected in the accompanying financial statements and related footnotes as if the Share Exchange and the September Stock Dividend had occurred as of January 1, 2000.

Subsequent to the Closing Date, the Company issued 10,364,408 shares of common stock for gross proceeds of approximately $2,300,000 in cash and the conversion of approximately $237,000 of bridge notes obtained in 2002.

In connection with the Share Exchange and sale of AMI common stock, the Company paid consulting fees of $430,000.

                         Warp Technology Holdings, Inc.

1. Organization Merger and Description of Business (continued)

AMI was incorporated on June 26, 2000, for the purpose of acquiring, exploring and developing mining properties. Subsequent to the Closing Date, AMI ceased all exploration activities.

WARP was organized as a Delaware Limited Liability Company ("LLC") on July 16, 1999, for the purpose of developing Internet performance and security software. On December 14, 1999, the LLC was reorganized as a Delaware corporation and changed it name to WARP Solutions, Inc. WARP is creating software solutions, which allow web-sites to handle more traffic and provide a reliable web experience. WARP 2063, which was completed and available for general release in 2002, is WARP's sole product. WARP is actively selling WARP 2063 worldwide, focusing on the United States, the United Kingdom, and the Far East. Additionally, WARP Solutions is developing products that permit secure and private transactions over the Internet.

Blue Suit Consulting ("Blue Suit"), a wholly-owned subsidiary of WARP, was established in July 2000, for the purpose of performing temporary and permanent recruitment services. Effective April 2001, management ceased the operations of Blue Suit.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiary, (collectively the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Company was a development stage enterprise through December 31, 2001. In 2002, the Company began to generate revenues and ceased to be a development stage enterprise.

                         Warp Technology Holdings, Inc.

2. Summary of Significant Accounting Policies (continued)

Change of Year End

During 2002, the Company announced a fiscal year end change from December 31 to June 30. The consolidated financial statements display data as of and for the six-month transition periods ended June 30, 2002 and 2001 (unaudited), and the calendar years ended December 31, 2001 and 2000, respectively.

Unaudited Information

The unaudited financial statements as of and for the six months ended June 31, 2001 have been included for comparative purposes and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of the period presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. From time to time, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

                         Warp Technology Holdings, Inc.

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Leasehold improvements are amortized on a straight line basis over the lesser of their estimated useful lives or the life of the underlying lease.

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain postcontract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements are being recognized ratably over the term of the PCS agreement.

Revenue from recruiting services for temporary staffing is on a time and material basis and is recognized as such services are performed. Revenue from recruiting services for permanent staffing is recognized upon completion of the acceptance period (typically 90 days).

Restricted Cash

In connection with a capital lease, the Company obtained an irrevocable standby letter of credit for the benefit of the lessor. Cash collateralizing the letter of credit at December 31, 2001, amounting to $21,553, was on deposit in an interest-bearing account. During 2002 the Company terminated the capital lease and collected the collateralized cash.

                         Warp Technology Holdings, Inc.

2. Summary of Significant Accounting Policies (continued)

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized with respect to the future tax consequences attributable to differences between the tax basis of assets and liabilities and their carrying amounts for financial statement purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average common shares outstanding plus the dilutive effect of convertible preferred stock, warrants and stock options. The dilutive effect of preferred stock, warrants and options is not included as the inclusion of such is anti-dilutive for all periods presented.

Segment Information

The Company operates in one segment.

                         Warp Technology Holdings, Inc.

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company measures compensation expense related to the granting of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award, and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving nonemployees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS 123, the Company discloses pro forma net loss information reflecting the effect of applying SFAS 123 fair value measurement to employee arrangements.

Fair Value of Financial Instruments

For financial statement instruments, including cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximated fair value because of their short maturity.

Impact of Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No.'s 141 and 142, Business Combinations, and Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 concluded that purchased goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 did not have an impact on the results of operations or the financial position of the Company.

                         Warp Technology Holdings, Inc.

2. Summary of Significant Accounting Policies (continued)

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 on January 1, 2002. The Statement did not have a significant impact on the Company's financial position or results of operations.

Reclassification

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

3. Property and Equipment

Property and equipment consists of the following:

                                                June 30                       December 31
                                          2002           2001            2001            2000
                                     ---------------------------------------------------------------
Purchased software                     $    84,283    $    95,312      $   95,312      $  95,312
Computer equipment                         131,405        397,300         369,889        372,190
Office equipment                            34,580         35,578          35,578         35,578
Furniture and fixtures                       3,835         64,306          61,478         64,305
Leasehold improvements                           -        428,112         178,690        412,064
                                     ---------------------------------------------------------------
                                           254,103      1,020,608         740,947        979,449
Accumulated depreciation                  (156,736)      (248,487)       (299,865)      (112,352)
                                     ---------------------------------------------------------------
                                       $    97,367    $   772,121      $  441,082      $ 867,097
                                     ===============================================================


Office equipment includes $30,000 of equipment under capital lease at June 30, 2002 and December 31, 2001 and 2000. Accumulated depreciation of the asset under capital lease amounted to $30,000, $23,750 and $8,750 at June 30, 2002 and December 31, 2001 and 2000, respectively.

                         Warp Technology Holdings, Inc.

4. Stockholders' Equity

Preferred Stock

WARP was authorized to issue 6,000,000 shares of preferred stock, par value $.01 per share, of which 1,000,000 were designated as "Series A Convertible Preferred Stock" and 2,000,000 were designated as "Series B Convertible Preferred Stock". During 1999, WARP issued 1,000,000 shares of its Series A Convertible Preferred Stock in exchange for $3,000,000 in cash, net of capital issuance costs of $44,123. During 2000, WARP issued 2,000,000 shares of its Series B Convertible Preferred Stock in exchange for $10,000,000 in cash, net of capital issuance costs of $582,859.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock ranked, with respect to dividend rights and rights on liquidation, dissolution and winding up of the affairs of WARP whether voluntary or involuntary, (i) equal with each other and any other class or series of capital stock of WARP subsequently created specifically ranking by its terms on parity with the Convertible Preferred Stock; (ii) senior and prior to all of WARP's Common Stock, $.01 par value per share; (iii) prior to any class or series of capital stock of WARP subsequently created not specifically ranking by its terms senior to or on parity with the Convertible Preferred Stock; and (iv) junior to any other class or series of capital stock of WARP subsequently created specifically ranking by its terms senior to the Convertible Preferred Stock.

Each share of the Convertible Preferred Stock was convertible, at any time, into four shares of WARP's common stock, subject to certain antidilution adjustments, and automatically converted in the event WARP consummated a qualified initial public offering of its common stock with certain defined aggregate gross proceeds.

The holders of Convertible Preferred Stock were entitled to vote on all matters on an as converted basis.

On the Closing Date, the holders of the WARP Series A and Series B Convertible Preferred Stock consented to the conversion of their shares into 16,576,358 shares of the Company's common stock, after giving effect to the Share Exchange and the September Stock Dividend.


                                      F14

                         Warp Technology Holdings, Inc.

4. Stockholders' Equity (continued)

Common Stock

During December 1999, WARP received subscriptions for 19,891,630 shares of its common stock. The subscriptions receivable, totaling $35,999, was received in August 2000. Subsequent to the Closing Date, the Company issued 10,364,408 shares of common stock for proceeds of approximately $2,300,000 in cash and the conversion of approximately $237,000 of bridge notes obtained in 2002.

Stock Options

On December 15, 1999, WARP adopted the 1999 WARP Solutions Stock Incentive Plan (the "1999 Plan") to allow for the granting of various equity instruments to key employees, consultants and directors. Under the 1999 Plan, 16,576,358 shares of common stock were reserved for issuance. The Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and terms of the awards, and the exercise price.

No options were granted prior to 2001. Detailed information concerning the activity under the 1999 Plan is as follows:

                                                                                  Weighted-
                                                                    Weighted-      Average
                                                                     Average      Fair Value
                                                         Options  Exercise Price  Of Grants
                                                        -------------------------------------
Options granted, exercise price less than market price  1,933,908    $ 0.002        $0.179
Options granted, exercise price exceeds market price    5,043,114      0.553        $0.000
Options cancelled                                      (2,278,321)     0.510
                                                     ----------------------------
Options outstanding at December 31, 2001                4,698,701      0.548
                                                     ----------------------------
Options cancelled                                      (2,446,831)     0.438
                                                     ----------------------------
Options outstanding at June 30, 2002                    2,251,870    $ 0.671
                                                     ============================

                         Warp Technology Holdings, Inc.

4. Stockholders' Equity (continued)

During 2001, WARP issued an option to an employee to purchase 1,933,908 shares of its common stock at an exercise price below the fair value of the underlying stock. In connection therewith, WARP recorded a noncash charge to operations of $231,000. Such options were cancelled in December 2001 in connection with the employee's termination of employment.

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Warp had accounted for its employees' stock options under the fair value method provided by this statement. All options were issued prior to Closing Date and the fair value for these options was estimated at the date of grant using the minimum value option-pricing model with the following weighted-average assumptions:

                      Assumption
                      ----------

                     Risk-free interest yield                      3.56%
                     Dividend yield                                  0%
                     Average life                                  3 years

Option pricing models require the input of highly subjective assumptions. Because WARP's employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. For the periods ended June 30, 2002, December 31, 2001 and 2000, the impact of the proforma net loss and proforma loss per share was not material.

                         Warp Technology Holdings, Inc.

4. Stockholders' Equity (continued)

The following table summarizes information about stock options outstanding at June 30, 2002:

                                                               Weighted-Average
      Exercise             Options            Options             Remaining
       Prices            Outstanding        Exercisable        Contractual Life
  -----------------------------------------------------------------------------
       $0.271               631,742             156,553           9.15 years
        0.543               348,104             265,222           7.60 years
        0.905             1,272,024             911,663           8.43 years
                     ---------------------------------------
                          2,251,870           1,333,438           8.50 years
                     =======================================

All outstanding options were issued above market value.

Warrants

During 2000, in conjunction with the sale of its Series B Convertible Preferred Stock to certain investors, WARP issued warrants to purchase 1,063,650 shares of its common stock at an exercise price of $0.905 per share. The warrants expire on the fifth anniversary of issuance.

On August 1, 2000, WARP issued warrants to purchase 110,509 shares of its common stock to an outside consultant for services rendered. The warrants have an exercise price of $0.905 per share and expire on the fifth anniversary of issuance. WARP valued the warrants at $67,316 and, in connection therewith, recorded a noncash charge, which is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

At June 30, 2002, WARP has reserved 1,174,159 shares for the exercise of warrants.

                         Warp Technology Holdings, Inc.

5. Income Taxes

WARP has a net operating loss carryforward and other deferred assets of approximately $13,600,000 at June 30, 2002, which may be used to reduce taxable income in future years through the year 2021, resulting in a deferred tax asset of approximately $4,700,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to
Section 382 of the Internal Revenue Code.

6. Commitments

Leases

WARP leased its office facilities under noncancelable operating leases that expire through April 2005.

During the year ended December 31, 2001, WARP terminated a lease for a portion of its office facilities. In connection therewith, leasehold improvements of approximately $226,000 were written off and WARP forfeited $325,000 of security deposits. The total write-off in connection with this lease termination of approximately $551,000 was charged to general and administrative expenses in 2001 in the accompanying consolidated statement of operations.

In April 2002, WARP entered into a lease termination agreement for the remaining portion of its office facilities. Pursuant to this agreement, WARP agreed to forfeit its security deposit together with accumulated interest (approximately $281,000). This forfeiture, together with the related leasehold improvements write-off, was charged to general and administrative expenses in 2002.

Rent expense amounted to approximately $43,100, $449,000 and $365,000 for the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000, respectively.

On May 15, 2002, WARP entered into a six-month operating lease for new office facilities. As of June 30, 2002, the future minimum lease payments amount to $15,000.

                         Warp Technology Holdings, Inc.

7. Subsequent Events

On August 12, 2002, the Company's Board of Directors authorized and approved the establishment of a subsidiary in the state of Nevada with the name WARP Technology Holdings, Inc. In addition, the Company's Board of Directors authorized and approved the issuance of 100,000 shares of the Company's common stock, to its attorneys for legal services.

On August 15, 2002, the Company's Board of Directors authorized and approved the upstream merger of WARP Technology Holdings, Inc., the Company's wholly-owned subsidiary, with and into the Company pursuant to Chapter 92A of the Nevada Revised Statutes of the State of Nevada ("the Upstream Merger"). The Upstream Merger became effective on August 21, 2002, when the Company filed Articles of Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes of the State of Nevada, the Company changed its name from Abbott Mines, Ltd. to WARP Technology Holdings, Inc.

In September 2002, the Company closed an offering of 3,600,000 restricted shares of its common stock in a private transaction for gross proceeds of $900,000 in cash. The Company paid finders and placement fees in the amount of $126,000 in connection with this transaction.

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
-----------       --------------------------------

10.3 The form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 The form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5 Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

22.1              Subsidiaries of the Company