Form 10QSB
period 2002-09-30
WARP TECHNOLOGY HOLDINGS INC
filed 2002-11-15
CIK 1125052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2002

                                       or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                         88-0467845
------------------------------            -------------------------------------
State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization

               535 West 34 Street, 5th Floor, New York, N.Y. 1001
               --------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number:  (212) 962-9277
                            --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes  X  No
    ---   ---
State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: As of November 12, 2002, there were 60,129,080 shares of Common Stock, par value $.00001 per share, outstanding


Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

                                     PART I
                              FINANCIAL INFORMATION

Forward-Looking Information

         Certain statements in this Form 10-QSB and elsewhere (such as in other filings by WARP Technology Holdings, Inc. (the "Company") with the Securities and Exchange Commission (the "Commission"), press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company's revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB filed with the Commission on October 7, 2002 (the "Form 10-KSB").

ITEM 1.   Financial Statements.

Table of Contents                                                Page
-----------------                                                ----

     Consolidated Balance Sheet                                    3

     Consolidated Statements of Operations                         4

     Consolidated Statements of Cash Flows                         5

     Notes to Consolidated Financial Statements                  6 - 9

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                 September 30,        June 30,
                                                     2002              2002*
                                                 -----------------------------
                                                  (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                     $  1,289,633     $  1,184,652
   Accounts receivable                                     --           68,000
   Prepaid expenses and other                         178,922          160,473
   Due from stockholder                                    --           19,000
                                                 -----------------------------
Total current assets                                1,468,555        1,432,125

Property and equipment, net                            91,785           97,367
Other assets                                           50,690            3,500
                                                 -----------------------------
Total assets                                     $  1,611,030     $  1,532,992
                                                 =============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                              $    295,288     $    149,286
   Accrued expenses                                   258,314          408,142
   Deferred revenue                                   253,000           56,667
   Capital lease obligation, current                       --               --
                                                 -----------------------------
Total current liabilities                             806,602          614,095

Long-term liabilities:
   Deferred rent                                           --               --
   Capital lease obligation                                --               --
                                                 -----------------------------
Total liabilities                                     806,602          614,095
                                                 -----------------------------

Stockholders' equity:
   Common stock, $.00001 par value; 100,000,000
     shares authorized, 57,145,360 and
     60,745,360 shares issued and outstanding
     at June 30, 2002 and September 30, 2002,
     respectively                                         608              572
   Additional paid-in capital                      15,632,518       14,868,554
   Accumulated deficit                            (14,828,698)     (13,950,229)
                                                 -----------------------------
Total stockholders' equity                            804,428          918,897
                                                 -----------------------------
Total liabilities and stockholders' equity       $  1,611,030     $  1,532,992
                                                 =============================

*The consolidated balance sheet as of June 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                    September 30,
                                                  2002            2001
                                             -----------------------------
Revenue                                      $     59,667     $         --

Expenses
Product development                               169,828          840,635
Sales, marketing and business development         206,731            5,169
General and administrative                        566,824          567,370
                                             -----------------------------
Total expenses                                    943,383        1,413,174
                                             -----------------------------

Interest and dividend income                        5,247           13,259
                                             -----------------------------
Net loss                                     $   (878,469)      (1,399,915)
                                             =============================

Basic and diluted net loss per share         $       (.02)    $       (.07)
                                             =============================

Weighted-average number common
   shares--basic and diluted                   57,817,887       19,981,630
                                             =============================


See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                            September 30,
                                                       2002            2001
                                                    --------------------------
Operating activities                                ($  878,469)   ($1,399,915)
Net loss
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                       18,773         69,276
     Deferred rent                                           --        (29,991)
     Changes in operating assets and
     liabilities:
       Accounts receivable                               68,000         20,364
       Prepaid expenses and other                       (18,449)       (43,687)
       Accounts payable and accrued expenses             (3,826)       (17,012)
       Write-off of stockholder loan                         --          7,600
       Deferred revenue                                 196,333             --
                                                    --------------------------
Net cash used in operating activities                  (617,638)    (1,393,365)
                                                    --------------------------

Investing activities
Security deposits                                        (2,500)         9,330
Purchase of property and equipment                      (13,191)        (4,819)
Repayment of stockholder loan                            19,000             --
Advances                                                (44,000)            --
Other assets                                               (690)            --
                                                    --------------------------
Net cash (used in) provided by investing activities     (41,381)         4,511
                                                    --------------------------

Financing activities
Proceeds from issuance of common stock, net of
   issuance costs                                       764,000             --
Principal payments on capital lease obligation               --         (6,593)
Restricted cash                                              --          5,691
                                                    --------------------------
Net cash provided by financing activities               764,000           (902)
                                                    --------------------------

Net increase (decrease) in cash                         104,981     (1,389,756)
Cash--beginning of period                             1,184,652      2,647,200
                                                    --------------------------
Cash--end of period                                 $ 1,289,633    $ 1,257,444
                                                    ==========================


See accompanying notes.

Notes To Consolidated Financial Statements

Note 1. Organization Merger and Description of Business

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

Although AMI is the surviving legal entity in the Share Exchange, the transaction was accounted for as an issuance of equity by WARP, and a recapitalization of WARP under the capital structure of AMI in exchange for $690 in net assets. Under the purchase method of accounting, the historical results of WARP have been carried forward and AMI's operations have been included in the financial statements commencing on the Closing Date. Accordingly, all the historical results included are those of WARP only.

On September 20, 2002, the Company's Board of Directors declared a stock split in the form of a dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three shares of common stock for each one share issued and outstanding on the record date. The September Stock Dividend was effective and payable on October 2, 2002. All common share amounts have been reflected in the accompanying financial statements and related footnotes as if the Share Exchange and the September Stock Dividend had occurred as of July 1, 2001.

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

WARP was organized as a Delaware Limited Liability Company ("LLC") on July 16, 1999, for the purpose of developing Internet performance and security software. On December 14, 1999, the LLC was reorganized as a Delaware corporation and changed it name to WARP Solutions, Inc. WARP is creating software solutions, which allow web-sites to handle more traffic and provide a reliable web experience. The WARP 2063, which was completed and available for general release in 2002, is WARP's sole product. WARP is actively selling the WARP 2063 worldwide, focusing on the United States, the United Kingdom, and the Far East. Additionally, WARP Solutions is developing products that permit secure and private transactions over the Internet.

Blue Suit Consulting ("Blue Suit"), a wholly-owned subsidiary of WARP, was established in July 2000, for the purpose of performing temporary and permanent recruitment services. Effective April 2001, management ceased the operations of Blue Suit.

Note 2. Summary of Significant Accounting Policies

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

Segment Information

The Company operates in one segment.

Impact of Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145, which became effective on July 1, 2002, did not have any impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

Note 3. Stockholders Equity

In June 2002, the Company issued 10,364,408 shares of common stock for gross proceeds of approximately $2,300,000 in cash and the conversion of approximately $237,000 of bridge notes obtained in 2002.

In September 2002, the Company closed an offering of 3,600,000 restricted shares of its common stock in a private transaction for gross proceeds of $900,000 in cash. The Company paid finders and placement fees in the amount of $136,000 in connection with this transaction.

Note 4. Other

On August 13, 2002 the Company entered into a memorandum of understanding (the "MOU") to enter into a business combination transaction with Spider Software, Inc. ("Spider Software"), a Canadian corporation. The completion of the transaction contemplated by this MOU will be subject to, among other things, satisfactory completion of financial and legal due diligence by the Company and Spider Software as well as the completion of final transaction documentation in a form acceptable by the parties. In connection with the MOU, and in anticipation of the completion of the transaction contemplated by this MOU, the Company has advanced to Spider Software $44,000 in order to finance the ongoing operations of Spider Software.

ITEM 2.   Management's Discussion And Analysis Or Plan Of Operation.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements which are included in this report, and with the Company's Form 10-KSB.

         On May 24, 2002 (the "Closing Date") the Company acquired WARP Solutions, Inc. ("WARP") in a share exchange transaction. This resulted in the former WARP stockholders owning the majority of the outstanding shares of the common stock of the Company. For financial reporting purposes, the transaction was accounted for as a reverse acquisition, and WARP was treated as the acquiring entity for accounting purposes.

         Although the Company is the surviving legal entity in the share exchange, the transaction was accounted for as an issuance of equity by WARP, and a recapitalization of WARP under the capital structure of the Company in exchange for $690 in net assets. Under the purchase method of accounting, the historical results of WARP have been carried forward and the Company's operations have been included in the financial statements commencing on the Closing Date. Accordingly, all the historical results included are those of WARP only. Results of operations after the Closing Date include the results of both companies on a consolidated basis.

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

         WARP believes that it can extend the core technology of the WARP 2063, our current product offering, to deliver similar functionality and efficiency to wireless transaction processing over the next twenty-four months as part of its Global Transaction Enabled Network ("GTEN") strategy. There can be no assurances however that WARP will have the financial or manpower resources necessary to develop and or market the WARP 2063, GTEN or any future products for wireless solutions.

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

         The market for the WARP 2063 and other application acceleration technology is new and undeveloped. As a result, WARP believes that there is the potential for reasonable growth in this market for the next five years. At present, the WARP 2063 is still considered to be an early stage product. WARP believes that the product will require at least an additional twelve months of customer requested feature enhancements to reach maturity. We believe, despite the relative immaturity of our product, that we have and will continue to be able to attract customers to the WARP 2063 because of its potential performance and cost saving benefits.

         The WARP 2063 is one component in the technology portfolio that WARP plans to develop. WARP's planned technology portfolio will consist of five components, all of which are at the alpha stage or higher in terms of development. The WARP 2063 Application Pre-Processor is one of the five components. WARP chose to lead with the WARP 2063 because of its marketability and the readiness of its technology. WARP has branded its technology portfolio GTEN. The GTEN network offering will be comprised of:

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

         The central philosophy behind WARP's technology strategy is to optimize the server stack, and then to distribute the stack in order to optimize the network. To that extent, all of the GTEN components are designed to address prevalent unaddressed bottlenecks in networks.

         WARP has decided to use wholesale resellers ("channel sales") as the main distribution method for the WARP 2063. Such wholesale channels as Systems Integrators, Managed Service Providers and Value Added Resellers will be the main distribution vehicles for the WARP 2063. The Company has established reseller relationships in Europe and Asia for distribution of the WARP 2063. WARP recently entered into reseller agreements with Macnica Networks and CDI Technologies. Macnica Networks is a leading technology distributor for the Japanese market and CDI Technologies is a leading distributor for South Korea. Additionally, WARP has reseller agreements with Cable & Wireless Europe and NTT Verio Europe. WARP is currently focused on continuing the expansion of its channel reseller network in North America, Asia and Europe.

         Between July 2000 and April 2001, WARP operated, through a subsidiary called Blue Suit Consulting, a personnel consulting business specializing in outsourcing its customer's computer technology personnel. In April 2001, WARP ceased all operations at Blue Suit Consulting and since that date it has been an inactive subsidiary of WARP with no employees, revenue or operations.

Results of Operations

Three months ended September 30, 2002 vs. 2001:
----------------------------------------------

During the three months ended September 30, 2002, the Company sold six WARP 2063 units to a channel reseller pursuant to a distribution agreement, for $256,000, which is being recognized over a twelve-month period in the consolidated statements of operations pursuant to AICPA Statement of Position 97-2, Software Revenue Recognition. As a result, $43,000 was recognized in the consolidated statements of operations for the three months ended September 30, 2002 and the balance of $213,000, recorded as deferred revenue. The additional $17,000 of revenue recognized during the three months ended September 30, 2002 represents deferred revenue for an agreement in effect at June 30, 2002, of which $40,000 is still deferred at September 30, 2002.

There were no revenues during the three months ended September 30, 2001.

Product development costs were approximately $170,000 for the three months ended September 30, 2002 compared to approximately $841,000 for the three months ended September 30, 2001. The decrease was due primarily to the the substantial completion of the development of the WARP 2063 and the Company's change in focus from developing the WARP 2063 to marketing that product.

Sales, marketing and business development expenses were approximately $207,000 for the three months ended September 30, 2002 compared to approximately $5,000 for the three months ended September 30, 2001. The increase was due primarily to an increased marketing effort by the Company.

General and administrative expenses were approximately $567,000 for the three months ended September 30,2002 compared to approximately $567,000 for the three months ended September 30, 2001. Although aggregate general and administrative expenses did not change, the component parts thereof consisted of an increase in consulting expenses of approximately $72,000 and an increase in travel and entertainment of approximately $70,000, offset by decreases in professional fees, insurance, and various other expenses of $28,000, $24,000 and $70,000, respectively.

During the three months ended September 30, 2002 the Company had net interest income of approximately $5,000 compared to net interest income of approximately $13,000 for the three months ended September 30, 2001. The decrease is the result of a decrease in cash balances available for investment.

Net Operating Loss Carryforwards

At June 30, 2002, WARP had net operating loss carryforwards of approximately $14,000,000, which may be used to reduce taxable income in future years through the year 2022. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through the sale of its capital stock and short-term borrowings.

Net cash used in operating activities for the three months ended September 30, 2002 was approximately $618,000 consisting primarily of the net loss of $878,000, offset by an increase in deferred revenue of $196,000 and a decrease in accounts receivable of $68,000.

Net cash used in investing activities during the three months ended September 30, 2002 of $41,000 consisted of the payment of a $44,000 advance in connection with the proposed acquisition of Spider Software, Inc. by the Company and the purchase of property and equipment of $13,000, offset by the repayment of a stockholder loan.

Net cash provided by financing activities during the three months ended September 30, 2002 of $764,000 representing the net proceeds from the issuance of common stock.

As of September 30, 2002, the Company had working capital of $662,000, as compared to $818,000 at June 30, 2002. The Company's cash and cash equivalents were $1,299,000 at September 30, 2002, compared to $1,185,000 at June 30, 2002.

In September 2002, the Company closed the offering of 3,600,000 restricted shares of its common stock in a private transaction for gross proceeds of $900,000.

The Company has incurred losses and negative cash flows from operations since inception, and as such has been dependent upon raising money for short and long-term cash needs through the sale of its capital stock in private placements and through debt.

During 2002 and 2001, management took steps to reduce costs, including staff reductions, salary reductions, and elimination of other employee's fringe benefits. Even with the reduction in expenses and an expected increase in sales, the Company anticipates that during its 2003 fiscal year it will need to raise over $2,000,000 million to support its working capital needs and to continue to execute the requirements of the business plan, of which the Company has raised $1,200,000 as of November 5, 2002.

Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products. The Company has no firm commitments from any other sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised. Moreover, any equity financing would result in dilution to then existing shareholders and any additional debt financing may result in higher interest expense.

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

ITEM 4. Controls and Procedures

         Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended September 30, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Operating Officer, its principal operating officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal operating officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings.

         The Company is not a party to any material legal proceedings.

ITEM 2.   Changes In Securities And Use Of Proceeds.

         On or about September 13, 2002, the Company closed an offering of 3,600,000 shares of its common stock in a private transaction with gross proceeds to the Company from the sale equaling $900,000 (the "September Private Placement"). All of the shares sold in the September Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation
D). The purchase price of the September Private Placement shares was paid in cash. Pursuant to the terms of a Financial Consulting Agreement between the Company and Lighthouse Capital, the Company paid fees in the amount of $136,000 in connection with the September Private Placement. The shares of common stock issued in the September Private Placement are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The shares issued in the September Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the September Private Placement.

ITEM 3.   Defaults Upon Senior Securities.

         None

ITEM 4.   Submission Of Matters To A Vote Of Security Holders.

         No matters were submitted to a vote of the Company's shareholders during the first quarter of the fiscal year ending June 30, 2003.

ITEM 5.   Other Information.

         On September 20, 2002, the Company's Board of Directors declared a stock split in the form of a dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three shares of common stock for each one share issued and outstanding on the record date. The September Stock Dividend was effective and payable on October 2, 2002.

ITEM 6.   Exhibits And Reports On Form 8-K.

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

3.2* By-laws of WARP Technology Holdings, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3 * The form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc. Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed by the Company on September 3, 2002.

99.1#             Certification of Karl Douglas pursuant to 18 U.S.C. Section
                  1350.

99.2#             Certification of John Gnip pursuant to 18 U.S.C. Section 1350.

---------------------

*   Incorporated herein by reference.
#   Filed herewith.

(b)      Reports on Form 8-K:

         The following reports on Form 8-K have been filed during the time period covered by this report:

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

November 13, 2002
                                            WARP TECHNOLOGY HOLDINGS INC

                                            By: /s/ Karl Douglas
                                                ---------------------------
                                                Karl Douglas, CEO and President
                                                Principle Executive Officer
                                                as Registrant's duly authorized
                                                officer

                    Certification of Chief Executive Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karl Douglas, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                       By /s/ Karl Douglas
                                          ---------------------------------
                                          Karl Douglas, Chief Executive Officer
                                          and President

                    Certification of Chief Operating Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Gnip, Chief Operating Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                       By /s/ John Gnip
                                          ----------------------------------
                                          John Gnip, Chief Operating Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
------            -----------------------

99.1              Certification of Karl Douglas pursuant to 18 U.S.C. Section
                  1350.

99.2              Certification of John Gnip pursuant to 18 U.S.C. Section 1350.