Form 10QSB
period 2002-12-31
WARP TECHNOLOGY HOLDINGS INC
filed 2003-02-14
CIK 1125052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended December 31, 2002

                                       or

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Nevada                                             88-0467845
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


               535 West 34 Street, 5th Floor, New York, N.Y. 1001
               --------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (212) 962-9277
                                               --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 15, 2003, there were 62,845,360 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

Forward-Looking Information

         Certain statements in this Form 10-QSB and elsewhere (such as in other filings by WARP Technology Holdings, Inc. (the "Company") with the Securities and Exchange Commission (the "Commission"), press releases or the content of the Company's Internet web-site) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company's revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB filed with the Commission on October 7, 2002 (the "Form 10-KSB").

ITEM 1.   FINANCIAL STATEMENTS.

Table of Contents                                                        Page
-----------------                                                        ----

     Consolidated Balance Sheets - December 31, 2002
         (unaudited) and June 30, 2002                                     3

     Unaudited Consolidated Statements of Operations -
         For three and six months ended December 31, 2002                  4

     Unaudited Consolidated Statements of Cash Flows -
         For three and six months ended December 31, 2002                  5

     Notes to Consolidated Financial Statements                          6 - 9

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                  December 31,       June 30,
                                                     2002              2002*
                                                  -----------------------------
                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $    563,962     $  1,184,652
   Accounts receivable                                 579,422           68,000
   Prepaid expenses and other                          191,342          160,473
   Deferred product cost                                82,066               --
   Due from stockholder                                     --           19,000
                                                  -----------------------------
Total current assets                                 1,416,792        1,432,125

Property and equipment, net                             72,293           97,367
Advances to Spider Software                            250,000               --
Other assets                                             7,065            3,500
                                                  -----------------------------
Total assets                                      $  1,746,150     $  1,532,992
                                                  =============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                               $    287,197     $    149,286
   Accrued expenses                                    171,932          408,142
   Deferred revenue                                    745,692           56,667

                                                  -----------------------------
Total liabilities - all current                      1,204,821          614,095



Stockholders' equity:
   Common stock, $.00001 par value;
     100,000,000 shares authorized,
     62,845,360 and 57,145,360 shares
     issued and outstanding at
     December 31, 2002 and June 30, 2002,
     respectively                                          629              572
   Additional paid-in capital                       32,940,496       14,868,554
   Deferred compensation                           (11,666,667)              --
   Accumulated deficit                             (20,733,129)     (13,950,229)
                                                  -----------------------------
Total stockholders' equity                             541,329          918,897
                                                  -----------------------------
Total liabilities and stockholders' equity        $  1,746,150     $  1,532,992
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

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                              2002          2001          2002            2001
                                         ---------------------------------------------------------
Revenue                                    $   86,731   $        --    $   146,398     $       --
  Product cost                                    354                       32,951

Product development                           115,095       644,918        252,326      1,485,553
Sales, marketing and business development     129,525        74,760        336,256         79,929
General and administrative                    616,477     1,006,073      1,183,301      1,573,443
Non cash compensation                       5,133,333       231,000      5,133,333        231,000
                                         ---------------------------------------------------------
Net loss before interest income             5,908,053     1,956,751      6,791,769      3,369,925
                                         ---------------------------------------------------------

Interest income                                 3,621         7,002          8,868         20,261
                                         ---------------------------------------------------------
Net loss                                  $(5,904,432)   (1,949,749)    (6,782,901)    (3,349,664)
                                         =========================================================

Basic and diluted net loss per share      $     (0.10)  $      (.10)   $     (0.11)   $     (0.17)
                                         =========================================================

Weighted-average number common
   shares--basic and diluted               61,361,556    19,981,630     60,471,882     19,981,630
                                         =========================================================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                                December 31,
                                                           2002            2001
                                                       ---------------------------
Operating activities                                   $(6,782,901)    $(3,349,664)
Net loss
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                          38,265         114,456
     Loss on abandonment of assets                              --         227,566
     Deferred rent                                         (22,780)
     Amortization of deferred compensation               5,133,333         231,000
     Changes in operating assets and
     Liabilities:
       Accounts receivable                                (511,422)         30,953
       Prepaid expenses and other                          (30,869)         50,399
       Accounts payable and accrued expenses               (98,299)        181,799
       Deferred revenue                                    689,025
                                                       ---------------------------
       Deferred cost of sales                              (82,066)             --
                                                       ---------------------------
  Net cash used in operating activities                 (1,644,934)     (2,536,271)
                                                       ---------------------------

Investing activities
Security deposits                                           (2,875)            658
Purchase of property and equipment                         (13,191)        (10,983)
Advances on acquisition                                   (250,000)             --
Other assets                                                  (690)             --
                                                       ---------------------------
Net cash used in investing activities                     (266,756)        (10,325)
                                                       ---------------------------

Financing activities
Collection of stockholder loan                              19,000              --
Proceeds from issuance of common stock, net of
 issuance costs                                          1,272,000              --
Principal payments on capital lease obligation                  --          (9,456)
Restricted cash                                                 --           5,511
                                                       ---------------------------
Net cash provided by (used in) financing activities      1,291,000          (3,945)
                                                       ---------------------------

Net decrease in cash                                      (620,690)     (2,550,541)
Cash--beginning of period                                1,184,652       2,647,200
                                                       ---------------------------
Cash--end of period                                    $   563,962     $    96,659
                                                       ===========================


See accompanying notes.

Notes To Consolidated Financial Statements

Note 1. Organization Merger and Description of Business

On May 24, 2002 ("the Closing Date") Abbott Mines, Ltd. ("AMI"), a Nevada corporation, acquired the outstanding common stock of WARP Solutions, Inc("WARP") in a Share Exchange transaction (the "Share Exchange"). The transaction was effected by the issuance of 5.5254528 shares of AMI's common stock after giving effect to the September Stock Dividend described below. In connection with the Share Exchange, the officers and directors of WARP became the officers of AMI and joined the board of directors of AMI, replacing AMI's officers and one of the AMI directors who resigned their positions at the Closing Date. This resulted in the former WARP stockholders owning the majority of the outstanding shares of AMI. For financial reporting purposes, the transaction is accounted for as a reverse acquisition, and WARP has been treated as the acquiring entity for accounting purposes.

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

On September 20, 2002, the Company's Board of Directors declared a stock split in the form of a dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three shares of common stock for each one share issued and outstanding on the record date. The September Stock Dividend was effective and payable on October 2, 2002. All common share amounts have been reflected in the accompanying financial statements and related footnotes as if the Share Exchange and the September Stock Dividend had occurred as of the beginning of all periods presented.

On August 12, 2002, the Company's Board of Directors authorized and approved the establishment of a subsidiary in the state of Nevada with the name WARP Technology Holdings, Inc. In addition, the Company's Board of Directors authorized and approved the issuance of 100,000 shares of the Company's common stock, to its attorneys for legal services.

On August 15, 2002, the Company's Board of Directors authorized and approved the upstream merger of WARP Technology Holdings, Inc., the Company's wholly-owned subsidiary, with and into the Company ("the Upstream Merger"). The Upstream Merger became effective on August 21, 2002, and the Company changed its name from Abbott Mines, Ltd. to WARP Technology Holdings, Inc.

AMI was incorporated on June 26, 2000, for the purpose of acquiring, exploring and developing mining properties. Subsequent to the Closing Date, AMI ceased all exploration activities.

WARP was organized as a Delaware Limited Liability Company ("LLC") on July 16, 1999, for the purpose of developing Internet performance and security software. On December 14, 1999, the LLC was reorganized as a Delaware corporation and changed it name to WARP Solutions, Inc. WARP is creating software solutions, which allow web-sites to handle more traffic and provide a reliable web experience. The WARP 2063, which was completed and available for general release in 2002, is WARP's sole product. WARP is actively selling the WARP 2063 worldwide, focusing on the United States, the United Kingdom, and the Far East. Additionally, WARP is developing products that permit secure and private transactions over the Internet.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiary (collectively the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Company was a development stage enterprise through December 31, 2001. In 2002, the Company began to generate revenues and ceased to be a development stage enterprise. Accumulated losses incurred from inception through December
31. 2001 was $12,334,580.

Change of Year End

During 2002, the Company announced a fiscal year end change from December 31 to June 30.

Reclassification

Certain financial statement items have been reclassified to conform to the current period's presentation.

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements are being recognized ratably over the term of the PCS agreement.

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

In November 2002 the Company closed an offering of 2,100,000 restricted shares of its common stock in a private transaction for gross proceeds of $575,000 in cash. The Company paid finders and placement fees in the amount of $67,000 in connection with this transaction.

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") and reserved 10,000,000 shares of the Company's common stock for future issuance under the terms of the plan. Pursuant to the 2002 Plan in November 2002 the Company granted 6,000,000 options to employees at an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $16,800,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. At the date of grant 1,833,333 of options were fully vested and immediately exercisable. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense during the three months ended December 31, 2002 was $5,133,333.

In February 2003, the Company completed an offering of 187,500 Units for gross proceeds equaling $2,250,000 in cash (the "February Private Placement"). Each Unit consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share. The Warrants are exercisable for a period of five years from the date of grant. All of the Units sold in the February Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The Company paid finders and placement fees in the amount of $123,000 in connection with the February Private Placement. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the February Private Placement.

Note 4. Other

On August 13, 2002 the Company entered into a memorandum of understanding (the "MOU") to enter into a business combination transaction with Spider Software, Inc., a Canadian corporation. In connection with the MOU, and in anticipation of the completion of the transaction contemplated by this MOU, the Company advanced to Spider Software $250,000 to finance the ongoing operations of Spider Software. On January 10, 2003 the Company completed the acquisition by issuing one million five hundred thousand shares of its common stock and converted the $250,000 advance to be part of the purchase in exchange for all of the outstanding capital shares of Spider Software.

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

Plan of Operations

         The Company's plan of operation is to develop, manage and market the products of its subsidiaries which have developed unique and proprietary technologies which accelerate the processing speed of dynamic content requests and improve the efficiency of an internet or intranet network's infrastructure. The Company's technology is incorporated into a network appliance and computer software that move the processing of dynamic content requests away from the core of an enterprises' network infrastructure to the edge of that infrastructure. By doing so, the Company's technology and products should enable an enterprise to improve the efficiency of its network infrastructure resulting in:

          i)   The elimination of complex transaction-processing bottlenecks,
          ii)  Increased response times,
          iii) Lower hardware costs, and
          iv)  Lower wide area network costs.

Results of Operations

During the three months ended December 31, 2002, the Company sold fourteen WARP 2063 units to channel resellers pursuant to distribution agreements, for $579,423, which is being recognized over a twelve-month period in the consolidated statements of operations. As a result, $5,731 was recognized in the consolidated statements of operations for the three months ended December 31, 2002 and the balance of $573,692, recorded as deferred revenue. The additional $81,000 of revenue recognized during the three months ended December 31, 2002 represents deferred revenue for agreements in effect at June 30 and September 30, 2002, of which $172,000 is still deferred at December 31, 2002.

There were no revenues during the three months ended December 31, 2001.

During the six months ended December 31, 2002, the Company sold twenty WARP 2063 units to channel resellers pursuant to distribution agreements, for $835,422, which is being recognized over a twelve-month period in the consolidated statements of operations pursuant to AICPA Statement of Position 97-2, Software Revenue Recognition. As a result, $112,398 was recognized in the consolidated statements of operations for the six months ended December 31, 2002 and the balance of $723,024 recorded as deferred revenue. The additional $34,000 of revenue recognized during the six months ended December 31, 2002 represents deferred revenue for an agreement in effect at June 30, 2002, of which $22,668 is still deferred at December 31, 2002.

There were no revenues during the six months ended December 31, 2001.

Product development costs were approximately $115,000 for the three months ended December 31, 2002 compared to approximately $645,000 for the three months ended December 31, 2001. The decrease was due primarily to the substantial completion of the development of the WARP 2063 and the Company's change in focus from developing the WARP 2063 to marketing that product.

Product development costs were approximately $252,000 for the six months ended December 31, 2002 compared to approximately $1,485,000 for the six months ended December 31, 2001. The decrease was due primarily to the substantial completion of the development of the WARP 2063 and the Company's change in focus from developing the WARP 2063 to marketing that product.

Sales, marketing and business development expenses were approximately $130,000 for the three months ended December 31, 2002 compared to approximately $75,000 for the three months ended December 31, 2001. The increase was due primarily to an increased marketing effort by the Company.

Sales, marketing and business development expenses were approximately $336,000 for the six months ended December 31, 2002 compared to approximately $80,000 for the six months ended December 31, 2001. The increase was due primarily to an increased marketing effort by the Company.

General and administrative expenses were approximately $616,000 for the three months ended December 31, 2002 compared to approximately $1,006,000 for the three months ended December 30, 2001. The decrease was due to management's cost cutting initiatives primarily relating to reduced headcount and rent expense.

General and administrative expenses were approximately $1,183,000 for the six months ended December 31, 2002 compared to approximately $1,573,000 for the six months ended December 30, 2001. The decrease was due to management's cost cutting initiatives primarily relating to reduced headcount and rent expense.

During the three months ended December 31, 2002 the Company had net interest income of approximately $3,600 compared to net interest income of approximately $7,000 for the three months ended December 31, 2001. The decrease is the result of a decrease in cash balances available for investment.

During the six months ended December 31, 2002 the Company had net interest income of approximately $8,900 compared to net interest income of approximately $20,000 for the six months ended December 31, 2001. The decrease is the result of a decrease in cash balances available for investment.

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

Net cash used in operating activities for the six months ended December 31, 2002 was approximately $1,644,000 consisting primarily of the net loss of $6,743,000 offset by an increase in deferred revenue of approximately $690,000 and non-cash compensation of approximately $5,133,000.

Net cash used in investing activities during the six months ended December 31, 2002 of $267,000 consisted of the payment of a $250,000 advance in connection with the proposed acquisition of Spider Software, Inc. by the Company and the purchase of property and equipment of $13,000.

Net cash provided by financing activities during the six months ended December 31, 2002 of $1,291,000 representing the net proceeds from the issuance of common stock of approximately $1,272,000 and repayment of shareholder loan of approximately $19,000.

As of December 31, 2002, the Company had working capital of $212,000, as compared to $818,000 at June 30, 2002. The Company's cash and cash equivalents were $564,000 at December 31, 2002, compared to $1,185,000 at December 31, 2002.

In February 2003, the Company completed an offering of 187,500 Units with gross proceeds to the Company from the sale equaling $2,250,000 (the "February Private Placement"). Each Unit consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share.

The Company has incurred losses and negative cash flows from operations since inception, and as such has been dependent upon raising money for short and long-term cash needs through the sale of its capital stock in private placements and through debt.

During 2002 and 2001, management took steps to reduce costs, including staff reductions, salary reductions, and elimination of other employee's fringe benefits. Even with the reduction in expenses and an expected increase in sales, the Company anticipated that during its 2003 fiscal year it will need to raise over $2,000,000 to support its working capital needs and to continue to execute the requirements of the business plan. In fiscal 2003 the Company has raised approximately $3,400,000 which management believes to be sufficient to fund its current operations and the operations of Spider Software, it newly acquired wholly owned subsidiary through the end of this fiscal year.

Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products.

Critical Accounting Policies

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements are being recognized ratably over the term of the PCS agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Operating Officer, its principal operating officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal operating officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES.

         In November, 2002, the Company closed an offering of 2,100,000 shares of its common stock in a private transaction with gross proceeds to the Company from the sale equaling $575,000 (the "November Private Placement"). All of the shares sold in the November Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The purchase price of the November Private Placement shares was paid in cash. Pursuant to the terms of a Financial Consulting Agreement between the Company and Lighthouse Capital, the Company paid fees in the amount of $67,000 in connection with the November Private Placement. The shares of common stock issued in the November Private Placement are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The shares issued in the November Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the November Private Placement.

         On January 10, 2003, the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%) of the issued and outstanding capital stock of Spider Software, Inc. through a share exchange transaction pursuant to the Exchange Agreement (as described further below). Pursuant to the Exchange Agreement the Spider shareholders were issued approximately 1,500,000 shares of the preferred stock of 6043577 Canada Inc., which in turn is convertible into shares of the Company's common stock on a 1 for 1 basis. Upon full conversion, the terms of the Exchange Agreement will result in the issuance of approximately 1,500,000 shares of the Company's common stock. Neither the preferred stock of 6043577 Canada Inc., nor the shares of the Company's common stock to be issued upon conversion of such preferred stock (collectively the "Consideration Shares") have been registered under the Securities Act. The Consideration Shares were and shall be issued to the Spider stockholders pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Consideration Shares are subject to restrictions on transfer under the Securities Act and may only be transferred or resold pursuant to an effective registration statement or in compliance with an exemption from such registration. A copy of the Exchange Agreement is attached as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2003 and is incorporated herein by reference.

         In February 2003, the Company completed an offering of 187,500 Units with gross proceeds to the Company from the sale equaling $2,250,000 (the "February Private Placement"). Each Unit consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share. The Warrants are exercisable for a period of five years from the date of grant. All of the Units sold in the February

Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The Company paid finders and placement fees in the amount of $123,000 in connection with the February Private Placement. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the February Private Placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the first quarter of the fiscal year ending June 30, 2003.

ITEM 5.   OTHER INFORMATION.

2002 Stock Incentive Plan
-------------------------

         On November 29, 2002, the Board of Directors of the Company approved and adopted the WARP Technology Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan") and reserved 10,000,000 shares of the Company's common stock for future issuance under the terms of the 2002 Plan. The purpose of the 2002 Plan is to provide a means through which the Company and its subsidiaries may attract, retain and compensate the able and talented employees and consultants that the Company will need to execute its business plan and bring its products to market. On November 29, 2002, the Board of Directors issued 6,000,000 options to certain employees of the Company under the 2002 Plan. Such options have a term of ten years and have an exercise price of $.25 per share. A copy of the 2002 Plan and a form of Stock Option Grant are attached hereto as Exhibits 10.8 and 10.9 to this Report and are incorporated herein by reference.

Formation of Foreign Subsidiary
-------------------------------

         In November 2002, the Company formed WARP Solutions Ltd., a corporation formed under the laws of Great Britain, as a wholly-owned subsidiary in order to facilitate the Company's over-seas sales efforts, including those in Europe and the Far East. WARP Solutions Ltd. does not have any operations or revenues but was created as a vehicle to employ and compensate the Company's foreign employees and consultants.

Acquisition of Spider Software, Inc.
------------------------------------

         On January 10, 2003 (the "Closing Date"), the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%) of the issued and outstanding capital stock of Spider Software, Inc. ("Spider"), a privately held Canadian corporation, through a share exchange transaction pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of December 13, 2002, by and among the Company, 6043577 Canada Inc., Spider, the Spider Insiders and the Sellers as Identified on Schedule A thereto. Pursuant to the Exchange Agreement the Spider shareholders were issued approximately 1,500,000 shares of the preferred stock of 6043577 Canada Inc., which in turn is convertible into shares of the Company's common stock on a 1 for 1 basis, and the Company forgave outstanding Spider promissory notes of approximately $250,000, in exchange for one hundred percent (100%) of the issued and outstanding capital stock of Spider. A copy of the Exchange Agreement is attached as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2003 and is incorporated herein by reference.

         In accordance with the terms and conditions of the Exchange Agreement, the Company caused 6043577 Canada Inc. to issue .197707 shares of the preferred stock of 6043577 Canada Inc. for each one (1) share of Spider common stock acquired. The Company owns 100 percent of the voting common stock of 6043577 Canada Inc. The preferred stock of 6043577 Canada Inc. has no voting rights or other preferences but is convertible on a 1 for 1 basis into the common stock of the Company. As a result, on the Closing Date, Spider became a wholly-owned subsidiary of 6043577 Canada Inc. and thereby a wholly-owned subsidiary of the Company.

         Between August 2002 and the Closing Date, the Company advanced to Spider a total of approximately $250,000 pursuant to Note Purchase Agreements in order to provide Spider with working capital to finance its operations prior to the closing of the Transaction. Spider issued promissory notes to the Company for all such advances. Subsequent to the Closing Date, the Company converted the $250,000 advance to be a part of the purchase price.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
No.      Description Of Document
------   --------------------------------

2.1* Form of Share Exchange Agreement dated as of May 16, 2002 by and among Abbott Mines, Ltd., Carlo Civelli, Mike Muzylowski, WARP Solutions, Inc., Karl Douglas, John Gnip and the Persons Identified on Schedule A thereto. Incorporate by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 10, 2002.

2.2* Form of Share Exchange Agreement dated as of December 13, 2002 by and among WARP Technology Holdings, Inc., 6043577 Canada Inc., Spider Software Inc., the Spider Insiders and the Persons Identified on Schedule A thereto. Incorporate by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on January 25, 2003.

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

10.8#    The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9# Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

99.1#    Certification of Karl Douglas pursuant to 18 U.S.C. Section 1350.

99.2#    Certification of John Gnip pursuant to 18 U.S.C. Section 1350.

---------------------

*   Incorporated herein by reference.
#   Filed herewith.


(b)      Reports on Form 8-K:

         The following reports on Form 8-K have been filed during the time period covered by this Report:

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2003
                                        WARP TECHNOLOGY HOLDINGS, INC.


                                        By: /s/ Karl Douglas
                                            ------------------------------------
                                            Karl Douglas, CEO and President
                                            Principle Executive Officer as
                                            Registrant's duly authorized officer

                    Certification of Chief Executive Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karl Douglas, Chief Executive Officer of the Company, certify that:

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

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly is being prepared;

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


Date: February 13, 2003


                                       By /s/ Karl Douglas
                                          -------------------------------------
                                          Karl Douglas, Chief Executive Officer
                                          and President

                    Certification of Chief Operating Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Gnip, Chief Operating Officer of the Company, certify that:

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


Date: February 13, 2003


                                       By /s/ John Gnip
                                          ----------------------------------
                                          John Gnip, Chief Operating Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
------            -----------------------

10.8              The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

99.1              Certification of Karl Douglas pursuant to 18 U.S.C. Section
                  1350.

99.2              Certification of John Gnip pursuant to 18 U.S.C. Section 1350.