Form 10QSB
period 2003-03-31
WARP TECHNOLOGY HOLDINGS INC
filed 2003-05-20
CIK 1125052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Quarter Ended March 31, 2003.

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

                    Issuer's telephone number: (212) 962-9277
                    -----------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2003, there were 66,718,706 shares of Common Stock, par value $.00001 per share, outstanding.

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

ITEM 1.   FINANCIAL STATEMENTS.

Table of Contents                                                         Page
-----------------                                                         ----

     Consolidated Balance Sheets - March 31, 2003
         (unaudited) and June 30, 2002                                      3

     Unaudited Consolidated Statements of Operations -
         For three and nine months ended March 31, 2003 and March 31,2002   4

     Unaudited Consolidated Statements of Cash Flows -
         For three and nine months ended March 31, 2003 and March 31, 2002  5

     Notes to Consolidated Financial Statements                           6 - 12

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                               March 31,       June 30,
                                                 2003            2002*
                                             ----------------------------
                                              (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                 $    886,591    $  1,184,652
   Accounts receivable                            181,654          68,000
   Prepaid expenses and other                     378,778         160,473
   Deferred product cost                           27,228              --
   Due from stockholder                                --          19,000
                                             ----------------------------
Total current assets                            1,474,251       1,432,125

Property and equipment, net                       102,963          97,367
Intangible assets                                 490,417              --
Goodwill                                        3,893,294              --
Other assets                                        7,550           3,500
                                             ----------------------------
Total assets                                 $  5,968,475    $  1,532,992
                                             ============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                          $    298,640    $    149,286
   Accrued expenses                               235,840         408,142
   Deferred revenue                               191,748          56,667
   Loan payable                                    52,426              --
                                             ----------------------------
Total liabilities - all current                   778,654         614,095


Stockholders' equity:

Preferred Stock                                        15              --
   Common stock, $.00001 par value;
     100,000,000 shares authorized,
     66,718,706 and 57,145,360 shares
     issued and outstanding at
     March 31, 2003 and June 30, 2002,
     respectively                                     668             572
   Additional paid-in capital                  41,838,555      14,868,554
   Deferred compensation                      (11,635,517)             --
   Subscription receivable                       (112,500)             --
   Foreign currency translation                    (9,383)             --
   Accumulated deficit                        (24,892,017)    (13,950,229)
                                             ----------------------------
Total stockholders' equity                      5,189,821         918,897
                                             ----------------------------
Total liabilities and stockholders' equity   $  5,968,475    $  1,532,992
                                             ============================

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

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                       March 31,                      March 31,
                                                 2003            2002           2003            2002
                                            ------------------------------------------------------------
Revenue                                     $     86,632    $         --    $    233,030    $         --
  Product cost                                     9,533              --          42,484              --

Product development                              101,000              --         353,326       1,485,553
Sales, marketing and business development        623,197          30,143         959,453         110,072
General and administrative                       669,894         569,129       1,853,195       2,142,572
Non cash compensation                          2,846,555              --       7,979,888         231,000
                                            ------------------------------------------------------------
Net loss before interest income                4,163,548         599,272      10,955,317       3,969,197
                                            ------------------------------------------------------------

Interest income                                   (4,660)            (36)        (13,528)        (20,297)
                                            ------------------------------------------------------------
Net loss                                    $ (4,158,887)       (599,236)    (10,941,788)     (3,948,900)
                                            ============================================================

Basic and diluted net loss per share        $      (0.07)   $       (.03)   $      (0.18)   $      (0.20)
                                            ============================================================

Weighted-average number common
   shares--basic and diluted                  64,278,937      19,981,630      62,214,186      19,981,630
                                            ============================================================


See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                     March  31,
                                                                2003           2002
                                                           ---------------------------
Operating activities
Net loss                                                   $(10,941,788)   $(3,948,900)
Adjustments to reconcile net loss to net cash
   used in operating activities net of business acquired:

     Depreciation and amortization                               99,438        137,869
     Loss on abandonment of assets                                   --        512,658

     Deferred rent                                                   --        (55,045)
     Amortization of deferred compensation                    7,979,888        231,000
     Changes in operating assets and
     Liabilities:
       Accounts receivable                                      (42,417)        30,953
       Prepaid expenses and other                              (213,447)       (21,511)
       Accounts payable and accrued expenses                    (88,275)       149,317
       Deferred revenue                                         132,061             --
       Deferred cost of sales                                   (27,228)            --
                                                            --------------------------
  Net cash used in operating activities                      (3,101,768)    (2,963,659)

Investing activities
Security deposits                                                (4,050)       104,160
Purchase of property and equipment                              (15,496)       (10,983)
Cash acquired due to Spider acquisition                          36,109             --
Acquisition consideration                                      (262,775)            --
                                                            --------------------------
Net cash used in investing activities                          (246,212)        93,177

Financing activities
Repayment of stockholder loan                                    19,000             --
Proceeds from issuance of common stock, net of
 issuance costs                                               3,063,215         49,975
(Payments) proceeds from loan payable                           (31,116)       172,000

Principal payments on capital lease obligation                       --        (17,430)
Restricted cash                                                      --         27,064
                                                            --------------------------
Net cash provided by (used in) financing activities           3,051,099        231,609

Net decrease in cash                                           (296,881)    (2,638,873)
Loss on foreign currency translation                             (1,180)            --
Cash--beginning of period                                     1,184,652      2,647,200
                                                            --------------------------
Cash--end of period                                         $   886,591    $     8,327
                                                            ==========================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization Merger and Description of Business

On May 24, 2002 ("the Closing Date") Abbott Mines, Ltd. ("AMI"), a Nevada corporation, acquired the outstanding common stock of WARP Solutions, Inc ("WARP") in a Share Exchange transaction (the "Share Exchange"). The transaction was effected by the issuance of 5.5254528 shares of AMI's common stock after giving effect to the September Stock Dividend described below. In connection with the Share Exchange, the officers and directors of WARP became the officers of AMI and joined the board of directors of AMI, replacing AMI's officers and one of the AMI directors who resigned their positions at the Closing Date. This resulted in the former WARP stockholders owning the majority of the outstanding shares of AMI. For financial reporting purposes, the transaction is accounted for as a reverse acquisition, and WARP has been treated as the acquiring entity for accounting purposes.

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

On September 20, 2002, the Company's ("Warp Technology Holdings, Inc.") Board of Directors declared a stock split in the form of a dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three shares of common stock for each one share issued and outstanding on the record date. The September Stock Dividend was effective and payable on October 2, 2002. All common share amounts have been reflected in the accompanying financial statements and related footnotes as if the Share Exchange and the September Stock Dividend had occurred as of the beginning of all periods presented.

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

WARP was organized as a Delaware Limited Liability Company ("LLC") on July 16, 1999, for the purpose of developing Internet performance and security software. On December 14, 1999, the LLC was reorganized as a Delaware corporation and changed it name to WARP Solutions, Inc. WARP is creating software solutions, which allow web-sites to handle more traffic and provide a reliable web experience. The WARP 2063, which was completed and available for general release in 2002, was WARP's sole product until its acquisition of SpiderSoftware, Inc "Spider"). WARP is actively marketing the WARP 2063 and Spider software products worldwide, focusing on the United States, the United Kingdom, and the Far East. Additionally, WARP is developing products that permit secure and private transactions over the Internet.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiaries (collectively the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

Basis of Presentation

The Company was a development stage enterprise through December 31, 2001. In 2002, the Company began to generate revenues and ceased to be a development stage enterprise. Accumulated losses incurred from inception through December 31, 2001 were $12,334,580.

Change of Year End

During 2002, the Company announced a fiscal year end change from December 31 to June 30.

Reclassification

Certain financial statement items have been reclassified to conform to the current period's presentation.

Stock-Based Compensation

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded based on the Black Scholes method under SFAS No. 123, as amended.

-----------------------------------------------------------------------------------------------------------
                                                  Three Months ended March 31  Nine Months ended March 31
-----------------------------------------------------------------------------------------------------------
                                                       2003          2002          2003           2002
-----------------------------------------------------------------------------------------------------------
Net loss, as reported                              $(4,158,887)   $(599,236)  $(10,941,788)    $(3,948,900)
-----------------------------------------------------------------------------------------------------------
Add: Total Stock-based employee compensation
included in reported net loss                        2,816,635           --      7,949,968        231,000
-----------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation
determined under the fair value method for all
awards                                               2,884,125           --      8,145,792        231,000
-----------------------------------------------------------------------------------------------------------
Net loss, pro forma                                $(4,226,377)   $(599,236)   (11,137,612)    (3,948,900)
-----------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share as reported   $      (.07)   $    (.03)          (.18)          (.20)
-----------------------------------------------------------------------------------------------------------
Basic and diluted net loss per share, pro forma    $      (.07)   $    (.03)          (.18)          (.20)
-----------------------------------------------------------------------------------------------------------

Revenue Recognition

The Company currently derives revenues from the sale and maintenance of its Warp 2063 product and its newly acquired Spider software products.

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from its Warp2063 when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Warp's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its Warp's 2063 products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements is being recognized ratably over the term of the PCS agreement.

Licensing revenues from SpiderSoftware are derived from sales of software licenses. Maintenance, support and services revenues consist of technical support, training, consulting and maintenance. Spider generally recognizes licensing revenues, whether sold direct or through distributors or resellers, upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management. In instances where payments are subject to extended payment terms, revenues are not recognized until the payments become due. Revenues from technical support and maintenance are recognized ratably over the term of the arrangement, generally one year. Revenues from training and consulting are generally recognized as the services are performed.

Intangible Assets
Intangible assets are primarily comprised of goodwill, trademark, software, non-compete agreements. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", no amortization is necessary and goodwill will be tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life (two to three years).

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

Impact of Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation.

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

In November 2002 the Company closed an offering of 2,100,000 restricted shares of its common stock in a private transaction for gross proceeds of $500,000 in cash. The Company paid finders and placement fees in the amount of $67,000 in connection with this transaction.

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") and reserved 10,000,000 shares of the Company's common stock for future issuance under the terms of the plan. Pursuant to the 2002 Plan in November 2002 the Company granted 6,000,000 options to employees at an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $16,800,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. At the date of grant 1,833,333 of options were fully vested and immediately exercisable. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the three and nine months ended March 31, 2003 was $1,120,000 and $6,253,333, respectively.

Pursuant to the exchange agreement in connection with the Spider acquisition, the Spider shareholders were issued 1.5 million shares of preferred stock of 6043577 Canada, Inc., a wholly owned subsidiary of the Company, which is convertible in to shares of the Company's common stock on a one for one basis. The preferred stock has no preferences, no redemption or voting rights.

In February 2003 the Company's Board of Directors granted 50,000 options to a consultant at an exercise price of $.25 per share. The amount recognized as expense for the three and nine months ended March 31, 2003 was $29,920 based on the Black-Scholes Pricing Model.

In February and March 2003, the Company granted 2,915,500 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding 1,817,500 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar. The total amount is capped at $691,500, expires in December 2003. For financial statement purposes the Company recorded deferred compensation of $1,152,900 representing the difference between the market price of the Company's stock and $.25 on the date of grant. For the nine months ended March 31, 2003, 1,177,500 of options were fully vested and immediately exercisable. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the three and nine months ended March 31, 2003 was $1,614,000.

In February 2003, the Company completed an offering of 171,776 Units for gross proceeds equaling $2,061,250 in cash (the "February Private Placement"). Each Unit consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share. The Warrants are exercisable for a period of five years from the date of grant. All of the Units sold in the February Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). In addition three investors immediately exercised their warrants totalling 1,125,009 of common shares. As of March 31, 2003 the Company has a receivable of $112,500 relating to this exercise. The Company paid finders and placement fees in the amount of $194,900 in connection with the February Private Placement. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Units and the common stock and warrants underlying the Units issued in the November Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the February Private Placement.

Note 4. SpiderSoftware, Inc. Acquisition

On August 13, 2002 the Company entered into a memorandum of understanding (the "MOU") to enter into a business combination transaction with SpiderSoftware, Inc. ("Spider"), a Canadian corporation. On January 10, 2003 the Company completed the acquisition by issuing one million five hundred thousand shares of preferred stock of 6043577 Canada, Inc., a wholly owned subsidiary of the Company, stock options valued at $178,328 and assumed debt of $335,766 (including advances made by the Company) for all of the outstanding capital shares of Spider. The acquisition was valued at $4,514,621 based upon an independent valuation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The primary reason for the acquisition of Spider was access to its technology based on a preliminary valuation by an independent third party Management believes that the final valuation will not have a material impact from these amounts allocated below. The excess of the purchase price over the estimated fair values of net assets acquired has been recorded as goodwill.

The purchase price for Spider was allocated as follows:

                Working capital, including cash acquired        $    41,772
                Property and equipment                               49,555
                Intangible assets                                   530,000
                Goodwill                                          3,893,294
                                                                -----------
                Total purchase price                            $ 4,514,621
                                                                ===========

The results of operations for Spider from the period beginning January 10, 2003 through March 31, 2003 have been included in the consolidated statements of operations.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2003 acquisition of Spider had occurred as of the beginning of fiscal year 2002, after giving effect for amortizations expense related to Spider's pre-acquisition goodwill and intangible assets.

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company`s consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company`s results of operations for any future period:

----------------------------------------------------------------------
                                        Nine Months ended March 31,
----------------------------------------------------------------------
                                           2003           2002
----------------------------------------------------------------------
Revenues                               $   261,163    $    66,423
----------------------------------------------------------------------
Net loss                               (11,323,459)    (4,508,334)
----------------------------------------------------------------------
Basic and diluted net loss per share        ($0.18)        ($0.23)
----------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements which are included in this report, and with the Company's Form 10-KSB.

Plan of Operations
------------------

         The Company's plan of operation is to develop, manage and market the products of its subsidiaries which have developed unique and proprietary technologies which accelerate the processing speed of dynamic content requests and improve the efficiency of an internet or intranet network's infrastructure. The Company refers to this activity as Application Acceleration. The Company's product offerings are marketed as components of its GTEN (Global Transaction Enabled Network) application acceleration framework. This includes the Warp 2063E, Warp 2063, SpiderSoftware's Enterprise and Spider Professional and Imimic's DataReactor and StreamReactor software products. The Company's technology moves the processing of dynamic and static content requests away from the core of an enterprises' network infrastructure to the edge of that infrastructure. By doing so, the Company's technology and products enable an enterprise to improve the efficiency of its network infrastructure resulting in:

         i)       The elimination of complex transaction-processing bottlenecks,
         ii)      Improved response times,
         iii)     Lower hardware costs, and
         iv)      Lower wide area network costs.

Strategic Initiatives to Strengthen the Company's Operational Effectiveness

Having completed an initial six months of "validation sales" from June 30 2002 through December 31, 2002, the Company elected to undertake a strategy to improve the effectiveness of it's sales and marketing strategy. As part of its strategy the Company acquired Spider Software in January 2003 and in April 2003 the Company entered into an OEM Software License Agreement with Imimic Networking, Inc. The following strategy was implemented in the third quarter, and is relevant to understanding the results of the fiscal quarter ended March 31, 2003.

Increase Product Range:

The Company has initiated a strategy to broaden the scope of technologies that it delivers to its customers and channel partners through a series of acquisitions and licensing strategies. A significant portion of that plan is underway, as the Company has significantly increased its overall product offerings to include Spider Software, Imimic and WARP technologies. Management expects the further broadened product coverage to promote enhanced customer traction. Dynamic caching is a relatively new technology with an undefined market size. By incorporating iMimic's DataReactor into its technology, the Company is seeking to increase the target market for WARP products to cover the static caching market.

Increase Sales Effectiveness:

The Company reorganized its sales organization during the third quarter. The nature of new technology launches requires a consultative selling approach, since customers are typically unfamiliar with new techniques such as dynamic caching. In order to promote a consultative approach, the Company has formed what it believes is a capable sales engineering team. Essentially, the Company's strategy is to have the salesperson focus on moving the customer through the sales process from "prospect" status to "closure", while the sales engineering team handles any technical details required by the customer. This approach should shorten the sales cycle and promote the image of the Company.

Direct Sales:

The Company uses it's direct sales team to create base level traction with potential customers. Direct sales is used as the foundation to promote channel sales. Essentially, the strategy is to show the channel, i.e. VARs and resellers, the benefits of selling WARP Technology. In the third quarter of fiscal 2003, the Company increased it's direct sales representatives from five to ten. Seven of the sales staff were newly recruited from leading technology firms in related markets. In order to promote increased visibility into the sales process, the Company instituted Company wide use of an integrated sales management system. As a result, new account opportunities are closely monitored and tracked across five development stages: Prospect, Proposal, Pilot, Negotiation, and Won/Lost. Additionally, the Company has instituted an incentive based compensation plan for all sales staff.

Channel Sales:

Channel Sales are active in Japan and Europe. In Japan, Macnica Networks is the Company's master reseller. The Company's United Kingdom (the "UK Office") office has been effective in developing VAR relationships. To date the UK Office has developed three VAR relationships with Morse, Estafet and European Management Group. There have been no channel sales in North America to date. The Company has engaged an experienced channel sales consultant to develop the channel in North America. The focus of the Company's initial channel effort in North America will be on small integrators and resellers that focus on web performance.

Service Partners:

The application acceleration market is currently available both as direct sale technology and as a service offering. In the third quarter of fiscal 2003, the Company signed a Strategic Alliance agreement with Mirror Image Internet, Inc. Mirror Image is marketing a service offering which it is called "InstaContent Dynamic". The Company has delivered eight WARP 2063e units to Mirror Image to kick off this service. The service offering is an important portion of the application acceleration market because it addresses the small and medium sized business customer base by providing a "pay as you go" service. The Company believes that the WARP 2063e used in the Mirror Image network provides a very compelling alternative to the service offerings of the Company competitors.

Increase Marketing Effectiveness:

The Company is currently using significant internet marketing and email marketing to promote its technology as the "de facto" standard for application acceleration. Several major analysts, include Gartner Group, Forrester, Giga, Meta, the Yankee Group, Aberdeen and others, have been briefed on the Company's technologies. The Company has received favorable reviews from most analysts to date. The Company will continue to promote third party reviews and customer case studies as an essential part of it's marketing.

Management believes that the significant changes made to its sales and marketing operations may have had a negative impact on the sales results for the third quarter because the sales staff was changed and new processes and controls were implemented. Management believes, however, that such changes will result in improved operational results in the coming quarters.

Results of Operations
---------------------

During the three months ended March 31, 2003, the Company sold two WARP 2063 units to channel resellers pursuant to distribution agreements, for $107,129, which is being recognized over a twelve-month period in the consolidated statements of operations. As a result, $9,541 was recognized in the consolidated statements of operations for the three months ended March 31, 2003 and the balance of $97,588, recorded as deferred revenue. The additional $75,269 of revenue recognized during the three months ended March 31, 2003 represents deferred revenue for agreements for the WARP 2063e in effect at December 31, 2002 and revenues of $1,822 from the sale of Spider Software products.

In the third quarter, the Company reversed $667,422 of accounts receivable against deferred revenue as a result of one customer failing to comply with the terms of its agreement with the Company, and a second customer requesting an extension of the testing period beyond the original terms of the contract.

There were no revenues during the three months ended March 31, 2002.

During the nine months ended March 31, 2003, the Company sold seven WARP 2063 units to channel resellers pursuant to distribution agreements, for $431,129, which is being recognized over a twelve-month period in the consolidated statements of operations pursuant to AICPA Statement of Position 97-2, Software Revenue Recognition. As a result, $233,030 was recognized in the consolidated statements of operations for the nine months ended March 31, 2003 and the balance recorded as deferred revenue.

There were no revenues during the nine months ended March 31, 2002.

Product development costs were approximately $353,000 for the nine months ended March 31, 2003,compared to approximately $1,485,000 for the nine months ended March 31, 2002. The decrease was due primarily to the substantial completion of the development of the WARP 2063 and the Company's change in focus from developing the WARP 2063 to marketing that product.

Sales, marketing and business development expenses were approximately $623,000 for the three months ended March 31, 2003 compared to approximately $30,000 for the three months ended March 31, 2002. The increase was due primarily to increased marketing effort by the Company.

Sales, marketing and business development expenses were approximately $959,000 for the nine months ended March 31, 2003, compared to approximately $110,000 for the nine months ended March 31, 2002. The increase was due primarily to an increased marketing effort by the Company.

General and administrative expenses were approximately $670,000 for the three months ended March 31 2003 compared to approximately $569,000 for the three months ended March 31, 2002. The increase was due to increased costs relating to the Spider acquisition and increased insurance costs.

General and administrative expenses were approximately $1,853,000 for the nine months ended March 31, 2003, compared to approximately $2,143,000 for the nine months ended March 31, 2002. The decrease was due to management's cost cutting initiatives primarily relating to reduced headcount and rent expense offset by higher insurance cost and cost of running Spider.

During the three months ended March 31, 2003 the Company had net interest income of approximately $5,000 compared to net interest income of approximately $50 for the three months ended March 31, 2002. The increase is the result of an increase in cash balances available for investment.

During the nine months ended March 31, 2003, the Company had net interest income of approximately $13,500 compared to net interest income of approximately $20,000 for the nine months ended March 31, 2002. The decrease is the result of a decrease in cash balances available for investment.

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

Net cash used in operating activities for the nine months ended March 31, 2003, was approximately $3,102,000 consisting primarily of the net loss of $10,481,433 offset by an increase in deferred revenue of approximately $132,000, non-cash compensation of approximately $7,520,000, and depreciation and amortization of approximately $99,000.

Net cash used in investing activities during the nine months ended March 31, 2003, of approximately $282,000 consisted of payments of approximately $263,000 in connection with the acquisition of Spider Software, Inc. by the Company and the purchase of property and equipment of $15,000.

Net cash provided by financing activities during the nine months ended March 31, 2003 of $3,051,000 represents the net proceeds from the issuance of common stock of approximately $3,063,000, the repayment of a shareholder loan of approximately $19,000 and the repayment of a Spider loan of approximately $31,000.

As of March 31, 2003, the Company had working capital of $696,000, as compared to $818,000 at June 30, 2002. The Company's cash and cash equivalents were $887,000 at March 31, 2003, compared to $1,185,000 at March 31, 2002.

The Company has incurred losses and negative cash flows from operations since inception, and as such has been dependent upon raising money for short and long-term cash needs through the sale of its capital stock in private placements and through debt.

During 2002 and 2001, management took steps to reduce costs, including staff reductions, salary reductions, and elimination of other employee's fringe benefits. Even with the reduction in expenses and an expected increase in sales, the Company anticipated that during its 2003 fiscal year it will need to raise over $2,000,000 to support its working capital needs and to continue to execute the requirements of the business plan. In fiscal 2003 the Company has raised approximately $3,035,000 which management believes to be sufficient to fund its current operations and the operations of Spider, its newly acquired wholly owned subsidiary through the end of this fiscal year.

Ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products.

Critical Accounting Policies
----------------------------

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its 2063 products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements are being recognized ratably over the term of the PCS agreement.

Licensing revenue from Spider Software are recognized upon product delivery provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

Stock-Based Compensation

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

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

ITEM 4.   CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this quarterly report on Form 10-QSB for the third quarter ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Operating Officer, its principal operating officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal operating officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 2.   CHANGES IN SECURITIES.

         On January 10, 2003, the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%) of the issued and outstanding capital stock of Spider Software, Inc. ("Spider") through a share exchange transaction pursuant to the Exchange Agreement (as described further below). Pursuant to the Exchange Agreement the Spider shareholders were issued approximately 1,500,000 shares of the preferred stock of 6043577 Canada Inc., which in turn is convertible into shares of the Company's common stock on a 1 for 1 basis. Upon full conversion, the terms of the Exchange Agreement will result in the issuance of approximately 1,500,000 shares of the Company's common stock. Neither the preferred stock of 6043577 Canada Inc., nor the shares of the Company's common stock to be issued upon conversion of such preferred stock (collectively the "Consideration Shares") have been registered under the Securities Act. The Consideration Shares were and shall be issued to the Spider stockholders pursuant to an exemption from registration under Section 4(2) of the Securities Act. The Consideration Shares are subject to restrictions on transfer under the Securities Act and may only be transferred or resold pursuant to an effective registration statement or in compliance with an exemption from such registration. A copy of the Exchange Agreement is attached as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2003 and is incorporated herein by reference.

         In February 2003, the Company completed an offering of 171,776 Units with gross proceeds to the Company from the sale equaling $2,061,250 (the "February Private Placement"). Each Unit had a purchase price of $12.00 and consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share. The Warrants are exercisable for a period of five years from the date of grant. The February Private Placement was previously disclosed in the Company's Form 10-QSB for the quarter ended December 31, 2002 as consisting of 187,500 Units with proceeds of $2,250,000. All of the Units sold in the February Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The Company paid finders and placement fees in the amount of $194,900 in connection with the February Private Placement. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Units and the common stock and warrants underlying the Units issued in the November Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the February Private Placement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the third quarter of the fiscal year ending June 30, 2003.

ITEM 5.   OTHER INFORMATION.

Acquisition of Spider Software, Inc.
------------------------------------

         On January 10, 2003 (the "Closing Date"), the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%) of the issued and outstanding capital stock of Spider Software, Inc. ("Spider"), a privately held Canadian corporation, through a share exchange transaction pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of December 13, 2002, by and among the Company, 6043577 Canada Inc., Spider, the Spider Insiders and the Sellers as Identified on Schedule A thereto. Pursuant to the Exchange Agreement the Spider shareholders were issued approximately 1,500,000 shares of the preferred stock of 6043577 Canada Inc., which in turn is convertible into shares of the Company's common stock on a 1 for 1 basis, and the Company forgave outstanding Spider promissory notes of approximately $263,000, in exchange for one hundred percent (100%) of the issued and outstanding capital stock of Spider. A copy of the Exchange Agreement is attached as Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2003 and is incorporated herein by reference.

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

         Between August 2002 and the Closing Date, the Company advanced to Spider a total of approximately $263,000 pursuant to Note Purchase Agreements in order to provide Spider with working capital to finance its operations prior to the closing of the Transaction. Spider issued promissory notes to the Company for all such advances. Subsequent to the Closing Date, the Company converted the $263,000 advance to be a part of the purchase price.

Strategic Partnership with Mirror Image Internet, Inc.
------------------------------------------------------

         On April 7, 2003, WARP Solutions, Inc., a subsidiary of the Company, entered into a Strategic Alliance Agreement with Mirror Image Internet, Inc. ("Mirror Image"), a provider of managed content delivery, e-Commerce and Web services. Mirror Image is a subsidiary of Xcelera, Inc. Under the agreement, Mirror Image will use the WARP 2063e edge appliance to launch a new service, instaContent(R) Dynamic. This new service will be incorporated into Mirror Image's global Content Access Point(R) (CAP) network, which provides e-retailers and enterprise organizations with a cost-effective means to improve the performance, reliability and scalability of dynamic content and transaction-based applications delivered across IP-based networks. Mirror Image will deploy the WARP 2063e across its CAP infrastructure, which will power its new instaContent Dynamic service. Mirror Image serves service and hosting providers, publishers and e-businesses worldwide through its corporate headquarters in Woburn, Massachusetts. A copy of the Strategic Alliance Agreement between WARP Solutions, Inc. and Mirror Image is attached hereto as
Exhibit 10.10 and is incorporated herein by reference.

Software License Agreement with iMimic Networking, Inc.
-------------------------------------------------------

         In April 2003, the Company entered into an OEM Software License Agreement with iMimic Networking, Inc., a Texas corporation, pursuant to which the Company was granted a non-exclusive license to distribute certain software developed, owned and marketed by iMimic, and which allows the Company to install or preload such software onto the WARP 2063e. The software licensed to the Company under the iMimic license will allow the Company to enhance the WARP 2063e with a static caching capability. In the past, static caching of internet content has been the industry standard for some internet content delivery. The Company believes that its dynamic caching technology will become the industry standard in the future but sees the incorporation of the iMimic software into the WARP 2063e as a means to improve upon current static caching technology and as a viable way to transition network infrastructures from systems that rely on static caching to systems using the Company's dynamic caching technology. The Company believes that the incorporation of the iMimic technology into the WARP 2063e will widen its potential user base and broaden its appeal to potential customers. A copy of the iMimic/OEM Software License Agreement is attached hereto as Exhibit 10.11 and is incorporated herein by reference.

Letter of Intent to Acquire iMimic Networking, Inc.
---------------------------------------------------

            On April 27, 2003, the Company signed a letter of intent ("LOI") to acquire 100% of the capital stock of iMimic Networking, Inc., a Texas corporation, in exchange for 5,000,000 shares of the Company's common stock. Under the terms of the LOI, iMimic would become a wholly-owned subsidiary of the Company. The LOI is not a binding agreement and the closing of the acquisition transaction contemplated by the LOI is contingent upon several conditions being satisfied. Among such contingencies are the due diligence reviews of each party and approval by each party's board of directors. The Company cannot state with certainty that the closing of the acquisition transaction contemplated by the LOI will occur. As described above, the Company currently licenses certain software from iMimic for inclusion in the WARP 2063e and for sale as WARP DataReactor and WARP StreamReactor, and such license would remain in effect if the acquisition transaction contemplated by the LOI did not occur.

Expiration of Lighthouse Capital Ltd. Consulting Agreement
----------------------------------------------------------

            On April 30, 2003, the Financial Consulting Agreement between the Company and Lighthouse Capital Ltd. expired pursuant to its terms and the Company has decided not to extend it for an addition term. As such, Lighthouse Capital Ltd. is no longer being retained by the Company to provide any consulting services and has no further formal relationship with the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
No.               Description Of Document
---               -----------------------

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

10.10# Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11# Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

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


(b)      Reports on Form 8-K:

         The following reports on Form 8-K have been filed during the time period covered by this Report:

         On January 27, 2003, the Company filed a Current Report on Form 8-K which disclosed that on January 10, 2003 the Company closed a share exchange transaction and thereby acquired 100% of the issued and outstanding capital stock of Spider Software, Inc., a Canadian corporation.

         On March 18, 2003, the Company filed an Amendment to Current Report on Form 8-K/A to amend the Current Report on Form 8-K, which was filed on January 27, 2003. The March 18, 2003 Form 8-K/A contained financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2003
                                       WARP TECHNOLOGY HOLDINGS, INC.


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

                    Certification of Chief Executive Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karl Douglas, Chief Executive Officer of the Company, certify that:

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

Date: May 14, 2003


                                       By /s/ Karl Douglas
                                          -------------------------------------
                                          Karl Douglas, Chief Executive Officer
                                          and President

                    Certification of Chief Operating Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Gnip, Chief Operating Officer of the Company, certify that:

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


Date: May 14, 2003


                                       By /s/ John Gnip
                                          ----------------------------------
                                          John Gnip, Chief Operating Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
------            -----------------------
10.10             Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

99.1              Certification of Karl Douglas pursuant to 18 U.S.C. Section
                  1350.

99.2              Certification of John Gnip pursuant to 18 U.S.C. Section 1350.