Form 10KSB
period 2003-06-30
WARP TECHNOLOGY HOLDINGS INC
filed 2003-10-14
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

                        Commission File Number: 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
             ------------------------------------------------------
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

                                 (212) 962-9277
               ---------------------------------------------------
               (Registrants telephone number, including area code)


   --------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)


   --------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Stock, Par Value $0.00001 Per Share
                                (Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for its most recent fiscal year ended June 30, 2003 were $344,153.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 2003 was $13,749,265 based on the closing bid price of $0.27 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the registrant's common stock, $0.00001 par value, as of September 17, 2003 was 67,262,586.

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

     Subsequent to the closing of the Share Exchange, the Company ceased all mineral exploration activities and the sole operations of the Company were the operations of its subsidiary, WARP Solutions, Inc.

The Upstream Merger and Name Change

     On August 19, 2002, the Board of Directors of the Company authorized and approved the upstream merger of WARP Technology Holdings, Inc., a wholly owned subsidiary of the Company which had no operations, with and into the Company pursuant to Chapter 92A of the Nevada Revised Statutes (the "Upstream Merger"). The Upstream Merger became effective on August 21, 2002, when the Company filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, the Company changed its name from Abbott Mines Limited to WARP Technology Holdings, Inc. As a result of the name change, the Company's common stock now trades on the OTC Bulletin Board under the trading symbol "WRPT".

The Acquisition of Spider Software, Inc.

     On January 10, 2003 (the "Closing Date"), the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%) of the issued and outstanding capital stock of Spider Software, Inc. ("Spider"), a privately held Canadian corporation, through a share exchange transaction pursuant to a Share Exchange Agreement dated as of December 13, 2002, by and among the Company, 6043577 Canada Inc., Spider, the Spider Insiders and the Sellers as Identified on Schedule A thereto. Pursuant to the Exchange Agreement the Spider shareholders were issued 1,500,000 shares of the preferred stock of 6043577 Canada Inc., which in turn is convertible into shares of the Company's common stock on a 1 for 1 basis, and the Company forgave outstanding Spider promissory notes of approximately $262,000, all in exchange for one hundred percent (100%) of the issued and outstanding capital stock of Spider.

     In accordance with the terms and conditions of the Shares Exchange Agreement, the Company caused 6043577 Canada Inc. to issue .197707 shares of the preferred stock of 6043577 Canada Inc. for each one (1) share of Spider common stock acquired. The Company owns 100% of the voting common stock of 6043577 Canada Inc. The preferred stock of 6043577 Canada Inc. has no voting rights or other preferences but is convertible on a 1 for 1 basis into the common stock of the Company. As a result, following the closing, Spider became a wholly-owned subsidiary of 6043577 Canada Inc. and thereby a wholly-owned subsidiary of the Company.

     Subsequent to the acquisition the Company has incorporated certain features and codes of the Spider software into its Warp 2063 product line.

Business of the Company
-----------------------

     The Company is an information technology company that produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over Internet and Intranet network systems. The Company's GTEN suite of hardware and software products and technologies is designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities. The goal of the Company is to become the de facto standard in the application acceleration marketplace.

Products and Services

     The Company's GTEN suite of applications includes both hardware and software solutions. The hardware platform consists of the WARP 2063e, a multi-function network appliance designed to improve the efficiency of network applications by utilizing technologies such as static caching, dynamic caching, TCP/IP session management, compression, and SSL acceleration. The Company's software platform consists of SpiderSoftware, a pure dynamic caching solution, and iMimic's DataReactor, a pure static caching solution. Together, these products enable an enterprise to: (i) minimize complex transaction-processing bottlenecks; (ii) increase response times; (iii) lower hardware costs; and (iv) lower wide area network costs.

The WARP 2063e Appliance
------------------------

     The WARP 2063e is a hardware platform that sits between the web server and application server of an enterprise to accelerate the flow of transactional and informational data over the network. This appliance runs in parallel with the application servers and reduces the workload on these servers, thereby minimizing the congestion at the network layer. It requires no changes to existing applications of an enterprise by utilizing web server plug-in architecture. Its rules based engine can be configured to specify the static and dynamic content that can be cached to provide higher efficiency and speed in the flow of data across networks. The WARP 2063e appliance utilizes the following technologies to provide application acceleration: (i) static caching; (ii) dynamic caching; (iii) TCP/IP session management; (iv) compression; and (v) SSL acceleration. The fully loaded WARP 2063e appliance retails for $80,000 per server; however, a client has the option to configure a lower cost model with reduced functionality based on its unique requirements.

     The WARP 2063e accelerates the back-end applications of a web platform to ensure that end users always access the most current dynamic content. Working at the application server layer of a web site's architecture, the WARP 2063e inter-operates seamlessly with any web server and monitors all traffic passing to the web site's database servers. Since the appliance resides above the database layer, it can retrieve the most accurate dynamic content quickly while minimizing the amount of back-end traffic at the web application layer.

     The benefits of deploying the WARP 2063e appliance inside a web network architecture are significant for enterprises. The WARP 2063e eliminates the need for repeated dynamic content requests to traverse through the application and database layers of the infrastructure by caching the responses for the most frequently requested information in its memory away from the core of the infrastructure and diverting such requests to that memory for processing. In doing so, the WARP 2063 reduces the amount of application server and data server infrastructure required to process dynamic content transactions. Additionally, the time required to process such transactions can be dramatically shortened. The WARP 2063e creates greater network response speed and increases network efficiency by accelerating the processing of dynamic content requests at the web server, application server, and database server levels of the infrastructure. The result is increased performance and reduced dependency on high-end server infrastructure and software licenses.

SpiderSoftware Solution
-----------------------

     The SpiderSoftware product is a software solution designed to enable caching of pure dynamic content at the web server layer. This product is installed on the web server of an enterprise to allow network administrators to select certain sections of its content to remain dynamic, a feature known as partial page caching. The SpiderSoftware product retails for $5,000 to $10,000 per server license depending upon the functionality desired by a client.

     Based upon the rule of 80/20 - that 80% of requested dynamic content is the same, and 20% is unique - a typical web server is in fact processing the same data over and over again. SpiderSoftware leverages this repetition by storing requested page instances in a dynamic cache that sits within the site's web server. The server does not need to compile and execute scripts when content is served out of the cache, thereby reducing the load on database and application servers.

     The benefits of the SpiderSoftware solution are increased speed, performance, scalability, availability and efficiency of a network infrastructure's informational and transactional data flow. The primary advantages of the SpiderSoftware solution include highly granular cache control, support for both static and dynamic page caching, partial page caching, database trigger support for dynamic cache management, clustering support, cross platform web administration tool, real-time cache efficiency performance monitoring, automatic image optimization, and support for multiple operating systems including Windows NT, Linux, Solaris, and Unix.

iMimic's DataReactor  Solution
--------------------  --------

     The iMimic DataReactor product is a software solution designed to enable caching of purely static content at the web server layer. This product is installed on the web server of an enterprise with an API (application program interface) that allows the caching layer to be controlled from the application. The Company currently offers this solution through a strategic partnership with iMimic Networking, Inc. ("iMimic"). The DataReactor product retails for $5,000 per server license and has a current installed base of over 2,000 server licenses worldwide. The DataReactor solution has been distributed on an OEM basis through companies such as: Stratacache, Storigen, Microbits, Cintel, and Pyramid. As of June 30, 2003 the Company did not have any sales relating to the iMimic DataReactor product.

     The DataReactor solution enables a cache administrator to quickly and easily configure multiple caches with similar parameters. Examples of applications provided by the DataReactor's static caching platform include: (i) rewriting requests to pick geographically closer servers; (ii) compression;
(iii) trans-coding images to improve transmission over low-bandwidth links; and
(iv) performing ad insertion or replacement.

     The benefits of the DataReactor solution include high throughput, high hit ratio on requests over the network, and low response times. This ideal combination of performance metrics translates into reduced cost of ownership for enterprises. The DataReactor installation should provide a substantial return on investment (ROI) by enabling the Company's clients to reduce the number of cache cluster units deployed while still maintaining a significant bandwidth savings. The end result of an iMimic deployment is higher flexibility, scalability, and portability for any network.

Sales and Marketing

     The Company sells its products primarily to large enterprises that have a need for significant web-based infrastructures. The Company believes that the most logical users of its technology are on-line retailers, on-line travel agents/sites, on-line auction sites, and providers of real time information such as news and media sites and larger enterprises with a need to push information to a worldwide sales force or customer base. The Company also targets large enterprises that run corporate applications such as supply chain, customer relationship management, and inventory management over the web.

     The Company's sales and marketing strategy is generally four-fold: (i) leverage customer references and case studies to win new contracts; (ii) use references and endorsements from recognized industry sources (e.g. Gartner, Giga, Forrester) to market its application acceleration products; (iii) engage in targeted telephone and email campaigns to solicit effective reseller and strategic relationships; and (iv) leverage the established and proven iMimic product line to up-sell its other GTEN suite of products such as WARP 2063e and SpiderSoftware.

Sales
-----

     The Company anticipates that wholesale channels such as systems integrators, managed service providers, and value added resellers (VARs) will be the main distribution vehicles for the Company's GTEN suite of application acceleration products. The Company has established channel relationships in Europe and Asia for distribution of its products and has entered into reseller agreements with Macnica Networks, Estafet, Morse, EMG, and Computer Centre. Macnica Networks is a leading technology distributor for the Japanese market. Additionally, the Company has established reseller agreements with Cable and Wireless Europe and NTT Verio for its European target customer base. The Company believes that it will need to establish relationships with fifteen to twenty channel resellers in order to properly distribute the WARP 2063e, SpiderSoftware, DataReactor, and other future products.

Marketing

     The Company will continue to educate the marketplace by informing the various channel partners about its unique value propositions of increased performance at the origin server level and the wide area network level. The strategy of the Company is to position itself as the de facto standard for application acceleration, and market at industry, channel, and end user levels as follows:

o Industry - Direct Management Briefings to Technology Analysts (e.g. Gartner, Forrester, Yankee Group, Giga, Meta) - Technology analysts carry significant influence over the purchasing decisions of enterprise customers. They also influence the product selections of value added resellers, systems integrators, and original equipment manufacturers. The Company has already briefed these analysts within the last 12 months, and will continue to be active in soliciting their review and endorsement of the GTEN suite of products and technologies.

o Industry - Public Relations and Press Releases - The Company will release relevant news related to new product announcements, customer "wins" and other significant accomplishments. Additionally, with each press release, the Company has adopted the practice of re-releasing to an internal database of prospects via email. This database is currently at about 3,000 names and is largely comprised of customers, sales leads, and other groups that have expressed interest in the GTEN product line, and have elected to receive emails from the Company. This practice targets the developing news on the Company to the groups that either use, or are considering the use of a GTEN product.

o Industry - Editorial Coverage - The Company's public relations agency, SpringBoard Public Relations, maintains an editorial contact list, and constantly polls editors that write about the application acceleration marketplace. Through this relationship, the Company has been covered in Network Computing Magazine, InformationWeek, and Network World.

o Channel - VAR Specific Marketing - The Company intends to advertise consistently in VAR based publications, such as VAR Business and CRN magazines. The campaigns can be cost effective, and when combined with editorial coverage and analyst reviews, the message impact can be very high.

o Channel - Channel Specific Events - The Company intends to participate in focused marketing events such as the CMP Breakaway Exchanges. These events allow the Company to present to industry specific VARs and systems integrators and are generally effective in establishing relationships with VARs.

o Channel/End User - Monthly Email Newsletter - The Company currently sends a monthly newsletter to its database of contacts, which includes end users, channel partners, and industry analysts. The email newsletter is a powerful way of constantly communicating about the Company and its products. The monthly newsletter contains links to case studies and serves to keep information about new developments in front of customers.

o Channel/End User - Webinars - The Company will conduct a series of web seminars (Webinars) over the Internet to inform customers and channel participants about the benefits of its technology. These low cost webinars save time and money while being very effective sales leads.

o Channel/End User - Search Engine listings - The Company maintains relevant search engine terms, with "premium listing position" through Google and Overture, which covers Yahoo! and AOL.

Customers

     The Company views its potential customer base as the larger on-line enterprises as well as the larger enterprises that have a significant web-based infrastructure. In the fiscal year ending June 30, 2003, the Company sold units directly to end users as well as through channel resellers. The product has been installed at the AMP Group, Lastminute.com (Europe's largest travel web site), and UEFA (the European Soccer League).

     The Company believes that customer service is one of the cornerstones of its product offerings. To effect the highest level of customer service, the Company assigns a client service manager to each account in order to:

o    Discover and meet client's needs;
o    Provide 24-hour availability to requests;
o    Be the single point of contact;
o    Manage all aspects of a client's relationship;
o    Act as an extension of a client's IT organization;
o    Operate as a liaison between the Company's technology and a client's needs;
     and
o Provide feedback from various markets to the Company's product development organization in an effort to create new competitive products based upon client demand.

The Growth Strategy

     The Company intends to position itself as the de facto standard in application acceleration. It plans to grow by: (i) leveraging the underlying growth of the application server market and (ii) providing its GTEN suite of products to organizations facing dramatic expansion of web applications over congested networks. In order to capitalize on this significant market opportunity, the Company intends to execute on four critical success factors:

Build an Effective Sales and Marketing Organization
---------------------------------------------------

     The Company plans to recruit experienced sales and business development staff from competitors that sell application acceleration and caching solutions. In doing so, the Company can shorten the ramp-up time for new sales staff coming on board to bring in new customer contracts. Additionally, the strategy of hiring proven producers that have sold caching at other firms significantly mitigates the risk of new sales staff failing to make the transition from one product to another.

Maintain Continued Technology Leadership
----------------------------------------

     The Company intends to constantly refine its technology and technology strategy. The Company has created a technology advisory board chaired by Greg Parker, its current Chief Technology Officer. Additional participants are Alan Cox, the Father of Free BSD Unix, and Vijay Pai, Founder of iMimic, and Kevin Chen, the Company's current Vice President of Technology. The Company expects to leverage these deep technology resources to maintain a position of leadership in terms of features and performance. Additionally, the Company seeks to improve the ease of use characteristics of its GTEN suite of products.

Promote Significant Channel Growth
----------------------------------

     The Company is leveraging a network of commission based manufacturer representatives to promote the recruitment of channel partners. The European operations have recruited five channel partners during fiscal year 2003, and as an organization, the Company anticipates adding an additional fifteen to twenty channel partners during fiscal 2004. The Company recognizes that significant revenue growth is predicated upon development of significant channels. Where practical, products such as iMimic will also be sold through two tier distributors like Ingram Micro and TechData, which are supported by their own marketing programs.

     The Company will attempt to develop OEM (Original Equipment Manufacturer) relationships with large server manufacturers like Sun, HP, IBM and Dell. Typically these relationships arise out of a customer request. To date, the Company has been involved in customer promoted relationships with both HP and IBM. The Company will attempt to further these relationships into full OEM partnerships.

Develop Strategic Alliances with Synergistic Partners
-----------------------------------------------------

     The Company plans to develop strategic relationships with firms that can promote the use of its GTEN suite of application acceleration products. In many cases, ideal partners are firms that are in the business of performance measurement and tuning.

Competition

     There is significant competition among static and dynamic content acceleration technology producers and service providers. IBM Corp., Oracle Corp. and BEA Systems have each added functions to their application server products, which increase the efficiency, on a limited basis, of static and dynamic content delivery. Static caching vendors such as Volera (a unit of Novell), and Network Appliances have developed frequent "time-to-live" ("TTL") cache refresh based architectural approaches to dynamic content acceleration. Service vendors such as Akamai Technologies have developed approaches to dynamic content acceleration, which it offers to customers on an outsourcing basis. Chutney Technologies, Zend, and other development stage companies, are also developing technologies for dynamic content acceleration.

     The Company has four main categories of competitors in the market for dynamic content acceleration technology: (i) hardware providers; (ii) software providers; (iii) service providers; and (iv) static caching hardware and software providers.

     Hardware Providers. Generally, hardware providers build a separate self-contained appliance, which houses the content acceleration technology. This appliance is built for a customer and is then added to the network infrastructure of that customer. The strengths of this approach to content acceleration are the ease of implementation, the resulting high performance improvement, and the relative ease of distribution through channel sales. Therefore, the hardware approach offers the ease of implementation of an appliance, but also offers advanced invalidation capabilities such as XML messaging and database triggers, which developers may leverage. The weaknesses of the hardware approach are that it is generally not able to cache as much detailed content (i.e. granularity) as a database and it is not currently capable of partial page (i.e. object level) caching.

     The Company has designed the WARP 2063e as a hardware solution for content acceleration and believe that this is the most effective means of incorporating content acceleration into existing network architectures.

     Software Providers. Generally, software providers will add new software to the existing hardware of a network infrastructure in an attempt to make that infrastructure more efficient. The strengths of this approach are a high level of flexibility and granularity down to the object layers of an application. The weaknesses of this approach are its high cost of implementation, its slow implementation time due to regression testing requirements, and the limited performance improvement obtained since the optimization is included in the transactional unit of work. Also, product complexity limits distribution to direct sales and systems integrators.

     We believe that we have a clear advantage over the software providers due to the ease of installation and use of the WARP 2063e and the quickness of its implementation. Oracle Corp., BEA Systems, IBM and Chutney Technologies all offer software products, which address dynamic content acceleration.

     Service Providers. Generally, service providers offer customers the option of outsourcing their access to content acceleration technology. The strengths of this approach are that it allows the customer to quickly leverage the wide network of infrastructure owned by the service provider and it provides a high level of granularity down to the object layers. The weaknesses of this approach are that it requires complex and risky modifications to the customer's application server layer, it requires that the customer become "captive" to the service provider's network, and it may only provide modest performance improvement.

     The Company believes that it has an advantage over service providers because of the WARP 2063e's flexibility, ease of implementation, and the ability of its users to maintain control over their networks. Akamai Technologies and ESI Systems are both large competitors who provide a service-based solution to dynamic content acceleration.

     Static Caching Hardware & Software Providers. Generally, static caching hardware and software is the existing technology for content delivery over a network infrastructure. It is possible to modify this technology to enable some level of dynamic caching and content acceleration, and under such circumstances this modified technology would compete with the WARP 2063e. The strengths of this approach are that static caching hardware and software already has significant market share and customers may write scripts and other applications, which enable their static cache investment to be leveraged for limited dynamic caching by using frequent TTL invalidation. The weaknesses of this approach are its limited effectiveness, lack of a true dynamic cache solution, and inability to handle certain security authentication protocols.

     Network Appliances, Volera, Cisco Systems, Inktomi Corp., and Squid-Freeware all offer modified static caching hardware and software as solutions for dynamic caching and content acceleration.

Sources and Availability of Raw Materials and Names of Principal Suppliers

     The WARP 2063e and the GTEN suite of products are based on an Intel Pentium architecture running Sun Microsystem Inc.'s Solaris UNIX operating system. The Company is not affiliated with either Intel Corp. or Sun Microsystems. The Company licenses the right to use Solaris from Sun Microsystems and purchases it's chipsets from Intel and other suppliers. The Company does not anticipate any problems maintaining its licenses with Sun Microsystems and Pentium chipsets are readily available on the market from a wide array of suppliers.

     The Company tunes the application of the WARP 2063e to take advantage of specific features of the Solaris operating system, and of the specific chipsets. This requires that the Company maintain a "recipe" comprised of software version number, operating system version number and chipset model number. To that extent, the Company will be required to modify its product as chipsets evolve and supplies of current chipsets decline.

Research And Development

     During the fiscal year 2003, the Company spent approximately $ 672,000 on research and the development of its products. The pricing of the Company's products reflects, among other things, the cost of their development as well as the cost of the component parts and applicable license fees.

Patents and Trademarks

     The Company regards the protection of its intellectual property rights to be an integral part of its success. The Company relies on a combination of patent, trademark, copyright, service mark, and trade secret restrictions and contractual provisions to protect its intellectual property rights.

     The Company currently has one U.S. patent directed to its load balancing system and method and one allowed US patent application directed to its dynamic content routing system and method. In addition the Company has six additional US patent applications and two pending international PCT applications relating other aspect of its technology. The Company claims trademark rights in the mark WARP SOLUTIONS(TM) and PARTNERWARE(TM). The mark WARP SOLUTIONS(TM) is registered in Argentina, Australia, Switzerland, Chile, China, Israel and Mexico, and the Company has applied for registrations of the WARP SOLUTIONS(TM) name in the United States, Brazil, Canada, European Community, Japan, Malaysia, Philippine, and Ukraine. It has also applied for registrations of the PARTNERWARE(TM) name in Brazil.

Employees

     The Company currently has 20 full time employees including Malcolm Coster, its Chief Executive Officer and President and John Gnip, its Chief Operating Officer and Secretary. The Company does not have any written employment contracts with any of its employees.

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

We Have a Limited Operating History.

     The Company has a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, the Company competes in a relatively new market known as the information technology market. Because this market is new and rapidly evolving, companies competing in it may face many uncertainties. Our success will depend on many factors, including those described in this Risk Factors section.

We Have a History of Losses and May Need Additional Financing.

     We have experienced operating losses, as well as net losses, for each of the years during which we have operated. We anticipate future losses and negative cash flow to continue for the foreseeable future.

     The Company has incurred recurring operating losses since its inception, and as of June 30, 2003 had an accumulated deficit of approximately $27,000,000 and at June 30, 2003 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2004 fiscal year it will need to raise over $4,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. In September 2003 the Company completed an offering of 975,940 shares of Series A cumulative convertible preferred stock for approximately $976,000, of which $490,000 had been received by June 30, 2003. Management of the Company is currently in a process of another capital raise. There can be no assurance that the Company will be successful in this capital raise or other attempts to raise sufficient capital.

     To date, we have received only limited revenue from the sale of our products. We have incurred significant costs in connection with the development of our technologies and proposed products and there is no assurance that they will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of our WARP 2063e, SpiderSoftware and iMimic DataReactor products, no assurance can be given that these products will be successfully marketed. Management anticipates that we may continue to incur losses for at least the next twelve months. Included in such former and future losses are research and development expenses, marketing costs, and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

     Similarly, in the future, we may not generate sufficient revenue from operations to pay our operating expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective. As a result, you may lose your entire investment.

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

Rapidly Changing Markets

     The markets for our products are characterized by:

     o    rapidly changing technologies;
     o    evolving and competing industry standards;
     o    changing customer needs;
     o    frequent new product introductions and enhancements;
     o    increased integration with other functions; and
     o    rapid product obsolescence.

     To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must maintain close working relationships with key customers and potential customers in order to develop new products that meet their changing needs.

Rapidly Changing Technology

     The Company may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

Our Ability to Compete Successfully Will Depend, In Part, On Our Ability to Protect Our Intellectual Property Rights.

     The Company relies on a combination of patent, trade secrets, copyrights, nondisclosure agreements and other contractual provisions and technical measures to protect its intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. In addition, there can be no assurance that the courts will enforce the contractual arrangements which the Company has entered into to protect its intellectual property rights. Our operating results could be harmed by any failure to protect our intellectual property rights.

Competition.

     The Company is engaged in business in the highly competitive information technology industry and we expect significant competition for our dynamic and static content acceleration technologies. See "ITEM 1. BUSINESS - Business of the Company - Competition" above. Many of our competitors, including some of those identified above, have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than the Company. There can be no assurance as to the degree to which we will be able to successfully compete in our industry.

Development of Products

     The Company is currently developing new products, as well as new applications of its existing products. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of our products, or that our new or enhanced products will adequately meet the requirements of our current or prospective customers. Any failure by the Company to successfully design, develop, test and introduce such new products, or the failure of the Company's recently introduced products to achieve market acceptance, could prevent us from maintaining existing customer relationships, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations.

Dependence Upon a Small Number of Customers

     Because a small number of customer accounts are responsible for our revenues, such revenues could decline due to the loss of one of these customer accounts. An early termination by one of our customers, or the failure of a potential customer to purchase our products, could harm our financial results as it is unlikely that we would be able to rapidly replace that revenue source.

We are Dependent On Key Personnel

     Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, recruit and retain additional personnel. At the date of this Form 10KSB, there were no employment agreements between the Company and its key personnel.

Managing Growth and Expansion.

     The Company is currently anticipating a period of growth as a result of its recent marketing and sales efforts. The resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.

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

Our Common Stock Is Subject To "Penny Stock" Restrictions Under Federal Securities Laws, Which Could Reduce The Liquidity Of Our Common Stock

     The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On September 17, 2003, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0.27 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities
Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

     The rules may further affect the ability of owners of our shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

     For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

     The penny stock restrictions will no longer apply to our common stock if we become listed on a national exchange. In any event, even if our common stock were exempt from the penny stock restrictions, we would remain subject to
Section 15(b)(6) of the Exchange Act,
which gives the Securities and Exchange Commission the authority to restrict any person from participating in a distribution of penny stock, if the Securities and Exchange Commission finds that such a restriction would be in the public interest.

ITEM 2.      PROPERTIES.

     The principal executive offices of the Company are located at 535 West 34 Street, 5th Floor, New York, N.Y. 10001. The Company has a month-to-month lease on its current office space at a cost of $8,000 per month. The property has a general purpose use for sales, research and development, and administration and will be sufficient for our needs for the foreseeable future. The Company believes that New York City is a suitable location for its offices because of its labor resources and our customer locations.

     The Company maintains an executive office at 204-1529 West 6th Avenue, Vancouver, British Columbia, Canada V6JLRL and has a month-to-month lease on the space at a cost of approximately $2,500 per month. The property has a general purpose use for sales, research and development, and administration related to the Company's SpiderSoftware product and will be sufficient for such needs for the foreseeable future.

     The Company maintains an executive office at 6 New Bridge Street, London, EC4V6AB and has a month-to-month lease on the space at a cost of approximately $1,600 per month. The property has a general purpose use for sales, marketing and administration related to the Company's European sales and marketing activities and will be sufficient for such needs for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 3, 2003, the Board of Directors of the Company unanimously approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to: (a) increase the number of authorized shares of common stock, par value $.00001 per share, of the Company from 100,000,000 shares to 500,000,000 shares, and (b) authorize the creation of 50,000,000 shares of par value $.00001 per share blank check preferred stock, subject to approval by a majority of the Company's stockholders. On July 7, 2003, the holders of a majority of the outstanding shares of our common stock approved the Amendment to the Articles of Incorporation in writing. On August 12, 2003, the Company filed its Definitive
Schedule 14C Information Statement with the SEC describing this corporate action and on August 18, 2003 this Information Statement was sent by first class mail to the Company's stockholders of record who were not solicited for their consent to this corporate action. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Amendment to the Articles of Incorporation authorized by the Board of Directors and the stockholders could not become effective until at least twenty days after the mailing of the Information Statement. Such twenty-day period expired on September 7, 2003 and on September 12, 2003 the Company filed the Certificate of

Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada and the Amendment to the Articles of Incorporation of the Company became effective.

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


  Fiscal Year Quarter Ended                   Bid Price
  ----------- -------------                   ---------
                                        Low              High
                                        ---              ----
     2002     September 30, 2001       $ .01             $ .01
              December 31, 2001          .07               .11
              March 31, 2002             .05               .30
              June 30, 2002             $.30              $.98

     2003     September 30, 2002         .88              1.38
              December 31, 2002         1.38              3.80
              March 31, 2003            1.30              3.93
              June 30, 2003              .31              1.52

     2004     September 30, 2003         .15               .34
              (as of Sept. 17)

     As of September 17, 2003, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company's common stock were $0.27 and $0.28 respectively.

Holders

     As of June 30, 2003, the Company's financial statements show 67,262,586 shares of common stock outstanding. This number of shares outstanding assumes that all shares of WARP Solutions, Inc. common stock were converted to shares of the Company's common stock pursuant to the Exchange Agreement as of May 24, 2002. However, as of September 17, 2003, a nominal number of shares of WARP Solutions, Inc. common stock had not been presented to the Company for conversion. As of September 17, 2003, the shareholders list for the Company showed 67,262,586 shares of common stock outstanding. Of those shares, 16,169,252 shares were owned by the Company's officers and directors. Such shares are restricted stock and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At September 17, 2003, there were approximately 169 common stockholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

     The following information relates to sales of unregistered securities by the Company during fiscal quarter ended June 30, 2003. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

     In September 2003, the Company completed an offering of 975,940 shares of Series A 8% Cumulative Convertible Preferred Stock (the "Shares") with gross proceeds to the Company from the sale equaling $975,940 (the "September Private Placement"). The Shares had a purchase price of $1.00 per share. The Shares have a cumulative dividend of 8% per year, which is payable in cash or stock at the time of conversion. During the first twelve months from the date of issuance each Share is convertible into four shares of the common stock of the Company. Thereafter, the Shares are convertible to common stock based upon the average market price of the Company's common stock over the five-day period immediately preceding the conversion date, subject to a minimum conversion price of $.75 per share of common stock. The purchase price of the September Private Placement Shares was paid in cash. All of the Shares sold in the September Private Placement were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The Company paid finders and placement fees in the amount of $166,375 in connection with the September Private Placement. The Shares and the common stock underlying the Shares issued in the September Private Placement are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The Shares and the common stock underlying the Shares issued in the September Private Placement are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the September Private Placement.

Section 15(g) of the Exchange Act

     The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated there under, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors.

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

     On May 24, 2002 the Company acquired WARP in the Share Exchange transaction. The transaction was effected by the issuance of 5.5254528 shares of the Company's common stock for each one (1) share of WARP's common stock. This resulted in the former WARP stockholders owning the majority of the outstanding shares of the common stock of the Company. For financial reporting purposes, the transaction is accounted for as a reverse acquisition, and WARP is treated as the acquiring entity for accounting purposes.

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

Results of Operations

The following table was created from previously disclosed financial statements of the Company. For comparative purposes the table shows a full year of operations for the period ending June 30, 2002.

                                 Twelve Months     Six Months        Six Months         Twelve Months        Six Months
                                     ended            ended            ended                ended               ended
                                 June 30, 2002    June 30, 2002   December 31, 2001    December 31, 2001    June 30, 2001
                                 -------------    -------------   -----------------    -----------------    -------------
Revenue                               11,333           11,333                --              155,990            155,990
Cost of sales                             --               --                --                   --                 --

Product development                1,586,427          100,874         1,485,553            3,121,193          1,635,640
Sales, marketing and business        179,082           99,153            79,929              565,087            485,158

General and administrative         3,208,073        1,403,630         1,804,443            3,846,025          2,041,582
Non-cash Compensation                     --               --                --                   --                 --
Interest and Dividends                23,474            3,008            20,466              145,114            124,648

Interest expense                      26,533           26,333               200                1,905              1,705

Twelve months ended June 30, 2003 vs. 2002
------------------------------------------

During the twelve months ending June 30, 2003 the Company recognized approximately $344,000 of revenues compared to $11,000 for the twelve months ended June 30, 2002. The increase in revenue was due primarily to the Company having a full year to sell its products versus 2002 when the product was only available for sale in the last quarter.

Cost of sales for twelve months ended June 30, 2003 was approximately $238,000 which included a write-off of approximately $165,000 of obsolete and damaged WARP 2063 boxes.

Product development was approximately $672,000 for the twelve months ended June 30, 2003 as compared to approximately $1,586,000 for the twelve months ended June 30, 2002. The decline was due to the Company completing its main product, WARP 2063 in fiscal 2003.

Sales, marketing and business development was approximately $1,517,000 for the twelve months ended June 30, 2003 as compared to approximately $179,000 for the twelve months ended June 30, 2002. The increase represents the Company's focus on selling its products for a full year by increasing its sales force and marketing materials.

General and administrative expense was approximately $2,499,000 for the twelve months ended June 30, 2003 as compared to approximately $3,208,000 for the twelve months ended June 30, 2002. The decline was due to the Company cost cutting efforts and stringent cost control.

Non-cash compensation for the period ending June 30, 2003 was approximately $8,498,000. This represents the difference between the fair market price on the date of grant less the exercise price of employees stock options and certain guarantees provided with respect to the value of options granted during fiscal 2003.

Net interest and dividends for the twelve months ended June 30, 2003 was approximately $26,800 as compared to $23,000 for the twelve months ended June 30, 2002. The increase was due to higher cash balances in fiscal 2003.

Six months ended June 30, 2002 vs. 2001:
---------------------------------------

During the six months ended June 30, 2002 the Company recognized revenues of approximately $11,000, consisting of the sale of one WARP 2063 unit to a channel reseller under a distribution agreement along with a maintenance agreement, compared to revenues of approximately $156,000 during the six months ended June 30, 2001. Revenues for the six-month period ended June 30, 2001 were derived from performing temporary and permanent recruitment services by WARP's wholly-owned subsidiary, Blue Suit Consulting, which subsequently ceased operations.

Product development costs were approximately $101,000 for the six months ended June 30, 2002 compared to approximately $1,636,000 for the six months ended June 30, 2001. The decrease was due primarily to the cessation of the Company's research and development efforts.

Sales, marketing and business development expenses were approximately $99,000 for the six months ended June 30, 2002 compared to approximately $485,000 for the six months ended June 30, 2001. The decrease was due primarily to a change in sales and marketing strategy, which resulted in reduction of sales and business development expenses. The Company elected to focus on one single product offering for the six months ended June 30, 2002.

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

Net interest and dividend income decreased from approximately $408,000 for the year ended December 31, 2000 to approximately $143,000 during the year ended December 31, 2001. The decrease is the result of a decrease in the cash balances available for investment.

Net Operating Loss Carryforwards

At June 30, 2003, the Company has net operating loss carryforwards of approximately $17,700,000 which may be used to reduce taxable income in future years through the year 2023. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of June 30, 2003, the Company had approximately $0.4 million in cash and marketable securities. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated October 9, 2003 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products. The Company has no firm commitments from any sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised to finance the operations of the Company through fiscal 2004. Moreover, any equity financing could result in dilution to the existing shareholders and any debt financing would result in higher interest expenses.

The Company anticipates that during its 2004 fiscal year it will need to raise over $4,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. In September 2003, the Company completed an offering of 975,940 shares of Series A cumulative convertible preferred stock for approximately $976,000, of which $490,000 had been received by June 30, 2003. The Company is continuing its efforts to raise capital through private equity transactions, subject to the provisions of Regulation D of the federal securities laws, and, although there can be no assurances, the Company believes that its current cash and anticipated proceeds from equity transactions and operating cash flows, will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of fiscal 2004.

Subsequent Events

On July 3, 2003, the Board of Directors of the Company unanimously approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to: (a) increase the number of authorized shares of common stock, par value $.00001 per share, of the Company from 100,000,000 shares to 500,000,000 shares, and (b) authorize the creation of 50,000,000 shares of par value $.00001 per share blank check preferred stock, subject to approval by a majority of the Company's stockholders. On July 7, 2003, the holders of a majority of the outstanding shares of our common stock approved the Amendment to the Articles of Incorporation in writing. On August 12, 2003, the Company filed its Definitive
Schedule 14C Information Statement with the SEC describing this corporate action and on August 18, 2003 this Information Statement was sent by first class mail to the Company's stockholders of record who were not solicited for their consent to this corporate action. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Amendment to the Articles of Incorporation authorized by the Board of Directors and the stockholders could not become effective until at least twenty days after the mailing of the Information Statement. Such twenty-day period expired on September 7, 2003 and on September 12, 2003 the Company filed the Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada and the Amendment to the Articles of Incorporation of the Company became effective.

During the first half of fiscal year 2004, the Company plans to implement a voluntary cash salary reduction plan for its employees in order to reduce the monthly cash flow requirements of the Company. The terms of the plan under consideration would allow certain employees to receive a portion of their salaries in shares of restricted common stock of the Company. Participation in the plan will be voluntary. The specific requirements for such participation and the terms under which the common stock will be issued in lieu of cash salary have yet to be decided or approved by the Board of Directors of the Company. As a result, the Company does not at this time know what the level of participation will be in the plan or the terms under which any common stock would be issued under the plan.

On August 13, 2003, Mr. Karl Douglas resigned from his positions as Co-Chairman of the Board of Directors, Chief Executive Officer, and President of the Company. Mr. Douglas believed it to be in the best interest of the Company going into a new fiscal year that he resign from the positions he held at the Company in order to allow the Company to recruit a candidate with more extensive experience and connections. Mr. Douglas did not resign his positions as a member of the Board or Audit Committee of the Board. At a meeting of the Board on August 13, 2003, the Board accepted Mr. Douglas' resignation and appointed Mr. Malcolm Coster, a member of the Board with extensive managerial experience, Interim-Chief Executive Officer, President and Chairman of the Board. In connection with Mr. Coster agreeing to take on these three positions, Mr. John Gnip agreed to vacate his position as a Co-Chairman of the Board but continue as a member of the Board.

In August 2003, the Company entered into a Consulting Agreement with Dr. David Milch (the "Milch Agreement") pursuant to which Dr. Milch shall provide management consulting services to the Company on a month-to-month basis and act an advisor to the Board and to the Chief Executive Officer of the Company. The terms of the Milch Agreement provide that the Company shall pay Dr. Milch a monthly fee of twenty thousand dollars payable as ten thousand dollars in cash and ten thousand dollars in shares of the common stock of the Company. In addition as of the effective date of the Milch Agreement, Dr. Milch was issued one million shares of the common stock of the Company. Such one million shares of common stock shall vest over a four month period beginning in September 2003 with 10% of the shares vesting in the first month, 20% of the shares vesting in the second month, 30% of the shares vesting in the third month and the remaining 40% of the shares vesting in the fourth month. The vesting of the shares in any given month is conditioned upon the Board's determination that the Company has successfully executed on its business plan for that month. Dr. Milch shall work out of the Company's primary office space and shall be focusing full time on the business of the Company. The Milch Agreement can be terminated by either party upon 30 days written notice. For the complete terms and conditions of the Milch Agreement, the reader is directed to the full text of that agreement, a copy of which is attached hereto as Exhibit 10.12.

In September 2003, the Company completed an offering of 975,940 shares of Series A 8% Cumulative Convertible Preferred Stock (the "Shares") with gross proceeds to the Company from the sale equaling $975,940 (the "September Private Placement"). The Shares had a purchase price of $1.00 per share. The Shares have a cumulative dividend of 8% per year, which is payable in cash or stock at the time of conversion. During the first twelve months from the date of issuance each Share is convertible into four shares of the common stock of the Company. Thereafter, the Shares are convertible to common stock based upon the average market price of the Company's common stock over the five-day period immediately preceding the conversion date, subject to a minimum conversion price of $.75 per share of common stock. The purchase price of the September Private Placement shares was paid in cash. The Company paid finders and placement fees in the amount of $166,375 in connection with the September Private Placement. See "ITEM
5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities".

In its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, the Company reported the completion of a private offering of 171,776 Units with gross proceeds to the Company from the sale equaling $2,061,250 (the "February Private Placement"). Each Unit had a purchase price of $12.00 and consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share. Based upon a review of records, the February Private Placement consisted of the sale of 46,770 Units with gross proceeds to the Company from the sale equaling $561,250. Concurrent with the February Private Placement, the Company completed the sale of 3,125,015 shares of its common stock to three accredited investors for gross proceeds to the Company of $1,500,000. In the aggregate, the Company raised gross proceeds of $2,061,250 through the February Private Placement and concurrent private sale of common stock. The Company paid finders and placement fees in the aggregate of $293,000 in connection with the February Private Placement and the concurrent private sale of common stock. The common stock and warrants underlying the Units issued in the November Private Placement and the common stock sold in the concurrent private sale are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The common stock and warrants underlying the Units issued in the November Private Placement and the common stock sold in the concurrent private sale are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the February Private Placement or the concurrent private sale of common stock.

Critical Accounting Policies

Revenue Recognition
-------------------

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements is recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements are being recognized ratably over the term of the PCS agreement.

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

Controls And Procedures

Within 90 days prior to the date of this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Operating Officer, its principal operating officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal operating officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes responsive to this Item 7 are included as an appendix to this report as indexed on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     In connection with its audits for the last two fiscal years and through September 30, 2003, there have been no disagreements with Ernst & Young LLP, the Company's independent accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make a reference thereto in their report on the financial statements for such periods.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Officers and Directors

     The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of September 17, 2003. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and duly qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Executive Officers         Age        Position
------------------         ---        --------
Malcolm Coster             59         CEO, President, Chairman
John Gnip                  36         COO, Secretary, Director
Greg Parker                40         Chief Technology Officer, Director
Karl Douglas               40         Director
Dr. David M. Milch         48         Advisor to the Board of Directors
Michael Beller             41         Consultant - Vice President of Operations
Gus Bottazzi               37         Vice President - Global Sales & Marketing

Background of Officers and Directors

Malcolm Coster: Chief Executive Officer, President, Chairman of the Board of Directors. On August 13, 2003, Mr. Coster was appointed as Chairman, Chief Executive Officer and President of the Company. Mr. Coster has been a director of the Company since May 2003. Mr. Coster brings over 35 years of senior level executive experience to the Company. He is an experienced businessman who has held senior level international positions in both the Management Consultancy and Information Technology industries. He has also been an experienced Chairman, Board member and Non-executive Director of several well-known public companies. He is the former President of Unisys, Europe and is currently Chairman of MTL Instruments Group, plc., a Techmark company which is a global leader in process control platforms technology. Mr. Coster currently also holds a non-executive directorship on the Board of Directors of BTG Plc (British Technology Group) and he has held executive and board level positions with British Petroleum and Coopers and Lybrand. Mr. Coster graduated with special honors from Kings College, University of London.

John Gnip: Chief Operating Officer, Secretary, Director. On May 24, 2002, Mr. Gnip was appointed as a director, and the Chief Operating Officer and Secretary of the Company. Since December 1999, Mr. Gnip has been the Chief Information Officer and a director of WARP. Mr. Gnip has over 10 years experience delivering mission critical commercial software applications. From 1998 to 1999, Mr. Gnip was a Senior Technology Consultant whose client was Merrill Lynch and Co. From 1994 to 1998, Mr. Gnip was a Senior Technology Consultant whose client was JP Morgan & Co. From 1992 to 1994, Mr. Gnip was a Senior Software Engineer at Systems Strategies, Inc. in Melville, N.Y., where he was one of the original lead engineers developing IBM's top selling middleware-messaging product "IBM MQ Series". From 1990 to 1992, Mr. Gnip was a programmer analyst at the Federal Reserve Bank of New York.

Greg Parker: Chief Technology Officer, Director. On Jan 2, 2003, Mr. Parker was appointed Chief Technology Officer of the Company and on January 10, 2003 Mr. Parker was appointed to the Board of Directors of the Company. Mr. Parker has over 17 years of experience in the technology industry. Mr. Parker co-founded and has been the CEO and President of

SpiderSoftware from June 2000. Prior to founding SpiderSoftware, from 1999 to 2000, Mr. Parker worked as Director of Technology and Development at Branium.com, a leading-edge Internet company delivering educational multimedia content. From 1998 to 1999, Mr. Parker was the Director of Product Planning and Strategy for Enlogix Inc., a provider of utility billing and customer relationship management solutions. From 1992 to 1998, Mr. Parker was head of IT Planning and Architecture for Westcoast Energy Inc., a multinational energy company. From 1989 to 1992, Mr. Parker was a Senior Consultant/Product Developer at Oracle Corporation. Mr. Parker holds an Honors BSc in Astrophysics and Computer Science from the University of Toronto.

Karl Douglas: Director. On May 24, 2002, Mr. Douglas was appointed as a director of the Company. From May 24, 2002 to August 13, 2003, Mr. Douglas was the Chief Executive Officer and President of the Company. From December 1999 to August 13, 2003, Mr. Douglas was the Chief Executive Officer and a director of WARP. Mr. Douglas has over 15 years of experience managing enterprise level information technology systems and departments for Fortune 500 companies. From August 1998 to December 1999, Mr. Douglas was a Vice President at Merrill Lynch and Co. where he was a senior strategic technology manager. From August 1994 to August 1998, Mr. Douglas was a Vice President and a Global Technology Infrastructure Manager for JP Morgan & Co.'s Financial Division, during which time he managed a $105 million technology portfolio and a 125 person technology staff. From January 1992 to August 1994, Mr. Douglas was a Vice President in the information technology department at Bear Stearns, Inc.

Dr. David M. Milch: Consultant to the Board of Directors. Dr. Milch was engaged as a consultant to the Company and an advisor to the Board of Directors in January 2002. In 1988 Dr. Milch formed Davco Consultants, Inc., a privately held management and technology consulting firm which specializes in the medical services and information technology industries. Dr. Milch has advised or partnered with a number of successful start-up or early-term growth enterprises including Datatec Systems, Inc. (NASDAQ: DATC), a leading provider of technology deployment services and software tools which he co-founded in 1992 and where he currently serves as a member of the board of directors. From 1995 through 1998, Dr. Milch was a consultant to MiniMed, Inc. From 1993 through 1995, Dr. Milch was a consultant to and a member of the board of directors of OxiGene, Inc. (NASDAQ NM: OXGN) a biopharmaceutical company developing a novel class of vascular targeting agents. Dr. Milch graduated from Stanford University in 1976 and from Harvard Medical School in 1980.

Michael Beller: Consultant - Vice President of Operations. Mr. Beller has over 18 years of experience working with organizations ranging from technology start-ups to Fortune 500 enterprises. This experience has involved developing and implementing external business strategies and internal operating strategies in the financial services, manufacturing, consumer services, and high tech industries. From 1999 to 2003, Mr. Beller was Chief Operating Officer and Chief Information Officer of TechSmart Inc. - a technology re-manufacturing and re-marketing company funded by John Sculley (former Apple CEO) and Rho Management. Mr. Beller participated as a key member of the senior management team that grew TechSmart from 60 to 170 employees and monthly revenue from $500,000 to $3,000,000 in less than 3 years. Mr. Beller was responsible for all executive management related to operations, systems, and technology. Prior to TechSmart, from 1994 through 1999, Mr. Beller was a founding partner and principal of Diamond Technology Partners (now DiamondCluster International) - a full service management consulting organization where he helped the start-up achieve a successful IPO and 1200% stock appreciation. Mr. Beller has also held senior management positions at Technology Solutions Company and Accenture. Mr. Beller graduated from Cornell University with a Bachelor of Science degree in Operations Research and Industrial Engineering.

Gus Bottazzi: Vice President - Global Sales and Marketing. Mr. Bottazzi is an entrepreneurial sales and marketing executive with over 15 years experience in software, hardware and services sales and marketing management, both domestically and abroad. Most recently, Mr. Bottazzi was a senior executive at Novell, Inc., where he held general management responsibilities for their caching division, Volera, Inc. Prior to Novell, Mr. Bottazzi held senior positions with Globix, Inc., Call Sciences and was one of the original founding managers of WinStar Communications. Mr. Bottazzi holds degrees in both Mathematics and Biochemistry from New York University.

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

Committees of the Board of Directors

Audit Committee
---------------

     The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of our financial controls and reporting procedures and the performance of our accounting consultants and independent auditors. During fiscal 2003, the Audit Committee consisted of Mr. Malcolm Coster and Mr. Karl Douglas. The Audit Committee was formed in May 2003 and therefore did not meet during the fiscal year 2003. Members of the Audit Committee has met two times since June 30, 2003, in connection with the preparation of this Annual Report on Form 10-KSB.

     Each of the members of the Audit Committee is not "independent" as defined under the rules of the national securities exchanges or NASDAQ but each member is financially literate, as that qualification is interpreted by the Company's Board of Directors. The Board of Directors has adopted a written charter with respect to the Audit Committee's roles and responsibilities.

     Management is responsible for the Company's internal controls and the financial reporting process. The external auditor is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

Audit Fees

     The aggregate fees billed by Ernst & Young LLP, our independent accountants, for professional services rendered for the audit of our annual financial statements for the fiscal year ended June 30, 2003 and for the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year were approximately $160,000 and approximately $61,000 related to other accounting and auditing services.

Financial Experts

     At the present time no member of our Board of Directors serving on the Audit Committee meets the SEC definition of "Financial Expert", which basically is limited to those who have prepared or audited comparable public company financial statements. While it might be possible to recruit a person who qualifies, the Board has determined that in order to fulfill all functions of our Board and our Audit Committee, each member of our Board and our Audit Committee should meet the criteria that have been established by our Board for board membership, and it is not in the best interests of our Company to nominate someone who does not have all the experience, attributes and qualifications we seek. Our Audit Committee consists of two directors, each of whom has been selected for the Audit Committee by the Board based on the Board's determination that they are qualified to monitor the performance of the Company, our internal accounting operations and the independent auditors and are fully qualified to monitor the disclosures of the Company to the end that they fairly present the Company's financial condition and results of operations. In addition, the Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems it appropriate. Our Board believes that this is equivalent to having a "financial expert" on the Audit Committee.

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

     To the Company's knowledge, and based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and 10% or greater beneficial owners were complied with, except that the following forms were filed late: Karl Douglas' Form 4 reporting his gifting of 1,000,000 shares of common stock of the Company and sale of additional shares under Rule 144, and Malcolm Coster's Form 3 reporting his ownership of 5,400,000 shares of the Company's common stock at the time of his appointment to the Board of Directors of the Company.

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

                           Summary Compensation Table

                                  Annual Compensation                             Long-Term Compensation
                                  -------------------                             ----------------------
                                                                                 Awards                    Payouts
                                                                                 ------                    -------
                                                          Other                                                  Other
Executive                                                 Annual       Restricted     Securities                 Annual
Officer and                                               Compen-        Stock        Underlying     LTIP        Compen-
Principal               Year        Salary      Bonus     sation         Awards       Options/SAR    Payouts     sation
Position                            (US$)       (US$)     (US$)           (#)             (#)         (US$)       (US$)
Malcolm Coster (1)      2003              0         0       0                0             0            0           0
CEO & President         2002              0         0       0                0             0            0           0
                        2001              0         0       0                0             0            0           0

John Gnip (2)           2003        182,175         0       0                0             0            0           0
COO &                   2002         90,000    75,000       0                0             0            0           0
    Secretary           2001         90,000    60,000       0                0             0            0           0

Karl Douglas            2003        181,147   167,900       0                0             0            0           0
Former CEO &            2002         90,000    75,000       0                0             0            0           0
    President (3)       2001         90,000    60,000       0                0             0            0           0

Greg Parker (4)         2003        84,000          0       0                0       570,000            0           0
CTO                     2002             0          0       0                0             0            0           0
                        2001             0          0       0                0             0            0           0

David Milch (5)         2003       112,000          0       0                0     1,400,000            0           0
Advisor to Board        2002             0          0       0                0             0            0           0
                        2001             0          0       0                0             0            0           0

Gus Bottazzi (6)        2003        56,250          0       0                0       200,000            0           0
V.P. Global Head        2002             0          0       0                0             0            0           0
of Sales                2001             0          0       0                0             0            0           0

Kevin Chen (7)          2003       130,000          0       0                0     1,600,000            0           0
Vice-President          2002       130,000          0       0                0             0            0           0
                        2001       130,000          0       0                0             0            0           0

Michael Beller (8)      2003        82,500          0       0                0       200,000            0           0
V.P. of Operations      2002             0          0       0                0             0            0           0
                        2001             0          0       0                0             0            0           0

(1) Malcolm Coster was appointed CEO and President of the Company on August 13, 2003. Mr. Coster does not draw any salary from the Company and has not received any bonus or option awards from the Company.

(2) John Gnip is also the Chief Information Officer of the Company's subsidiary; WARP Solutions, Inc. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Gnip for all executive positions held by him at the Company and WARP.

(3) Karl Douglas was the CEO and President of the Company from May 24, 2002 until August 13, 2003 when he resigned from those positions. Mr. Douglas continues to be a director of the Company and an employee of the Company in a non-executive level position.

(4) Greg Parker is the Chief Technology Officer of the Company and is also the Chief Executive Officer of the Company's subsidiary; Spider Software, Inc. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Parker for all executive positions held by him at the Company and Spider beginning January 13, 2003.

(5) David Milch is a consultant to the Company and an advisor to both the Board of Directors and the Chairman of the Company. The compensation shown in this Summary Compensation Table represents the total compensation paid to Dr. Milch for all relationships between himself and the Company.

(6) Gus Bottazzi is employed directly by the Company and provides sales and marketing services for the Company and all of its subsidiaries. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Bottazzi for all executive positions held by him at the Company beginning April 15, 2003.

(7) Kevin Chen is not employed directly by the Company but is a Vice-President of the Company's subsidiary; WARP Solutions, Inc. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Chen for all executive positions held by him at WARP Solutions, Inc.

(8) Michael Beller is a consultant to the Company who was retained in January 2003.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to the Company's named executive officers for all the positions held thereby with the Company and its subsidiaries.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Long-Term Incentive Plan Awards

2002 Stock Incentive Plan
-------------------------

     In November 2002 the Company's Board of Directors approved and adopted the WARP Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under the 2002 Plan of which 1,700,000 were cancelled. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.25 per share. As of June 30, 2003, 2,785,833 of options were fully vested and immediately exercisable.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise of each option up to one dollar. The total amount is capped at $400,000 and expires in December 2003. All 420,000 options were fully vested as of June 30, 2003.

In May 2003, the Company's Board of Director granted 300,000 options to certain employees under the 2002. Of these options, 225,000 vested based on meeting certain sales target as of June 30, 2003.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. As of June 30, 2003 all 1,500,000 of these options have been vested. Under the terms of employment the Company has agreed to compensate certain consultants for 1,450,000 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar. The total amount is capped at $294,000 and expires in December 2003.

In connection with the acquisition of Spider, in March 2003 the Board of Directors issued 81,652 options to certain employees of Spider under the 2002 Plan in exchange for their existing Spider options.

Options Granted to Named Executive Officers
-------------------------------------------

     The following table contains certain information regarding stock options we have granted to our named executive officers.

                         Individual Option Grants Table

                      Number of      Percent of
                      Securities    Total Options
                      Underlying     Granted to     Exercise or
                       Options      Employees in     Base Price    Expiration
Name                   Granted       Fiscal Year     ($/share)        Date
------------------    ----------    -------------   -----------    ----------
Kevin Chen            1,600,000         17.2%           $.25       11/29/2012
David M. Milch        1,400,000         15.0%           $.25        1/25/2013
Greg Parker             570,000          6.1%           $.25        2/15/2013
Gus Bottazzi            200,000          2.2%           $.25        2/10/2013
Mike Beller             200,000          2.2%           $.25        2/10/2013

Aggregate Option Exercises by Named Executive Officers and Option Values
------------------------------------------------------------------------

     The following table contains certain information regarding stock options exercised during the past twelve months and stock options held as of June 30, 2003, by each of our named executive officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                              Option Exercise Table

                                                        Number of Securities     Value of Underlying
                                                       Underlying Unexercised          Options
                   Shares                              Options at 6/30/03 (#)      at 6/30/03 (1)
                   Acquired                            ----------------------    -------------------
                   On             Value                           Non-                       Non-
Name               Exercise (#)   Realized ($)(2)   Exercisable   Exercisable  Exercisable   Exercisable
----               ------------   ---------------   -----------   -----------  -----------   -----------
Kevin Chen                 0            $0             533,333     1,066,667    $  32,000     $ 64,000
David M. Milch             0            $0           1,400,000             0    $  84,000     $  N/A
Greg Parker                0            $0                   0       570,000    $       0     $ 34,200
Gus Bottazzi               0            $0             200,000             0    $  12,000     $  N/A
Mike Beller                0            $0             200,000             0    $  12,000     $  N/A

(1) Calculated on the basis of $ .06 per share, the last reported bid price of the common stock on the over-the-counter market on June 30, 2003, less exercise price payable for such shares.
(2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

     The following table sets forth as of September 17, 2003, certain information regarding the beneficial ownership (1) of the Company's common stock outstanding by (i) each person who is known to the Company to own 5% or more of its common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o WARP Technology Holdings, Inc., 535 West 34 Street, 5th Floor, New York, N.Y. 10001.

                                                         Number of      Percent
Name and Address                    Company Position    Shares owned    of class
----------------                    ----------------    ------------    --------
Malcolm Coster (2)                  Director, CEO         5,400,000        8.0%
John Gnip                           Director, COO         5,967,492        8.9%
Karl Douglas                        Director,             4,307,492        6.4%
Greg Parker (3)                     Director, CTO           494,268        0.7%
David M. Milch (4)                  Advisor to Board      3,750,000        5.3%
Lenny Primak (5)                                          4,480,000        6.7%
Lemire Corp. (6)                                          5,000,000        7.5%
Resolute Securities Ltd. (7)                              4,275,000        6.4%
All directors and executive
   officers as a group (4 persons)                       16,169,252       24.1%

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

(2) Malcolm Coster is a citizen of the United Kingdom whose principle residential address is 46 Golf Side, Sutton, Surry, SM27EZ, UK.

(3) In connection with the acquisition of SpiderSoftware, Inc. by the Company, Mr. Parker received 494,268 shares of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company. Mr. Parker's preferred shares are currently exchangeable for 494,268 shares of the Company's common stock upon notice to the Company.

(4) Dr. Milch owns 320,000 shares of the Company's common stock. In addition, Dr. Milch has a contractual right to purchase up to 1,280,000 shares of the Company's common stock from Mr. Primak which is currently exercisable. Dr. Milch also holds 1,400,000 options to purchase the Company's common stock, which have vested and are currently exercisable or which shall vest and be exercisable within 60 days of the date of this filing. Pursuant to the terms of the Milch Agreement, as described in this Form 10-KSB, Dr. Milch was granted 1,000,000 shares of restricted common stock of the Company of which 750,000 shares vested or shall vest within 60 days.

(5) Mr. Primak was a founder of WARP Solutions, Inc. but is no longer an officer or director of that company. Mr. Primak's address is 284 Mott Street, New York, N.Y.

(6) The Toro Trust is the owner and controlling shareholder of Lemire Corp., and makes all the investment decisions for Lemire Corp. The Toro Trust is an irrevocable trust the beneficiary of which is the adult son of Mr. John A. Roberts. Mr. Roberts is not the trustee of the trust and does not make the investment decisions of the trust. Mr. Roberts' son does not live with Mr. Roberts. Mr. Roberts therefore denies beneficial ownership of the shares owned by Lemire Corporation. Lemire Corporation has its registered offices at Calle 54, Avenida Samuel Lewis, Urbanizacion Obarrio, Panama, Republic of Panama. The Toro Trust has its registered office at Bergstrasse 389, P.O. Box 777, 9497 Triesenberg, Principality of Liechtenstein.

(7) Mr. John A. Roberts is the controlling shareholder of Resolute Securities Limited, which owns its shares of the Company's common stock for the benefit of Mr. Roberts. Mr. Roberts makes all the investment decisions for Resolute Securities Limited. Mr. Roberts is deemed to be the beneficial owner of the shares owned by Resolute Securities Limited. Resolute Securities Limited has its offices at The Private Trust Corporation Ltd., Charlotte House, Charlotte Street, P.O. Box N-65, Nassau, Bahamas.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth as of June 30, certain information regarding the securities authorized for issuance under the 2002 Stock Incentive Plan, which is the sole equity compensation plan of the Company.

                      Equity Compensation Plan Information

                                                                                               Number Of Securities
                                                                                              Remaining Available For
                                   Number Of Securities To Be   Weighted-Average Exercise   Future Issuance Under Equity
                                    Issued Upon Exercise Of       Price Of Outstanding           Compensation Plans
                                      Outstanding Options,       Options, Warrants And         (Excluding Securities
    Plan Category                     Warrants And Rights                Rights               Reflected In Column (a))
                                             (a)                          (b)                           (c)
Equity compensation plans                         0                           0                              0
approved by security holders.
Equity compensation plans
not approved by security holders.         7,699,652                       $0.25                      2,300,348
Total                                     7,699,652                       $0.25                      2,300,348

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

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

3.4# Form of Certificate of Amendment to Articles of Incorporation of WARP
     Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.5# Form of Charter of the Audit Committee of the Board of Directors of WARP
     Technology Holdings, Inc. as adopted by the Unanimous Consent of the Board of Directors of the Company in May 2003 which governs the make-up, powers and responsibilities of the Audit Committee of the Board of Directors.

10.3* The form of the Financial Consulting Agreement dated March 5, 2002 between
     WARP Solutions, Inc. and Lighthouse Capital, Inc. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

10.4* The form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc. Incorporated by reference to
     Exhibit 10.4 to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

10.5* Form of Master Distributor Agreement between Macnica Networks Company and
     WARP Solutions, Inc. dated as of August 1, 2002. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

10.6* Form of Master Distributor Agreement between CDI Technologies, Inc. and
     WARP Solutions, Inc. dated as of September 1, 2002. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

10.8* The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

10.9* Form of Stock Option Grant agreement for options granted pursuant to The
     WARP Technology Holdings, Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

10.10* Form of Strategic Alliance Agreement dated as of April 7, 2003 between
     Mirror Image Internet, Inc. and WARP Solutions, Inc. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-QSB filed by the Company on May 16, 2003.

10.11* Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-QSB filed by the Company on May 16, 2003.

10.12# Form of Consulting Agreement between WARP Technology Holdings, Inc. and
     Dr. David Milch dated as of August 1, 2003.

22.1# Subsidiaries of the Company.

99.1# Certification of Malcolm Coster pursuant to 18 U.S.C. Section 1350.

99.2# Certification of John Gnip pursuant to 18 U.S.C. Section 1350.

--------------------
*   Incorporated herein by reference.
#   Filed herewith.

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

October 14, 2003
                                         WARP TECHNOLOGY HOLDINGS INC

                                         By: /s/ Malcolm Coster
                                             -----------------------------------
                                         Malcolm Coster, CEO, President
                                         Principal Executive Officer and
                                         Principal Financial Officer
                                         as Registrant's duly authorized officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Malcolm Coster                           /s/ Karl Douglas
----------------------------------           ----------------------------------
Malcolm Coster                               Karl Douglas
President, Chief Executive                   Director
Officer and Director                         October 14, 2003
Principal Executive Officer and
Principal Financial Officer
October 14, 2003


/s/ John Gnip                                /s/ Greg Parker
----------------------------------           ----------------------------------
John Gnip                                    Greg Parker
Director                                     Director
October 14, 2003                             October 14, 2003

    Certification of Chief Executive Officer and Principal Financial Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Annual Report on Form 10-KSB of WARP Technology Holdings, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Coster, Chief Executive Officer and Principal Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2003


                                    By /s/ Malcolm Coster
                                       ---------------------------------------
                                       Malcolm Coster, Chief Executive Officer
                                       Principal Financial Officer and President

                    Certification of Chief Operating Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Annual Report on Form 10-KSB of WARP Technology Holdings, Inc. (the "Company") for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Gnip, Chief Operating Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2003


                                       By /s/ John Gnip
                                          -------------------------------------
                                          John Gnip, Chief operating Officer
                                          and Secretary

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number      Description of Document
------      -----------------------

3.4 Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.5 Form of Charter of the Audit Committee of the Board of Directors of WARP Technology Holdings, Inc. as adopted by the Unanimous Consent of the Board of Directors of the Company in May 2003 which governs the make-up, powers and responsibilities of the Audit Committee of the Board of Directors.

10.12 Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

22.1  Subsidiaries of the Company

99.1  Certification of Malcolm Coster pursuant to 18 U.S.C. Section 1350.

99.2  Certification of John Gnip pursuant to 18 U.S.C. Section 1350.

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors.............................   F-2
Consolidated Balance Sheets................................   F-3
Consolidated Statements of Operations......................   F-4
Consolidated Statements of Stockholders' Equity............   F-5
Consolidated Statements of Cash Flows......................   F-6
Notes to Consolidated Financial Statements.................   F-7

                         Report of Independent Auditors

To the Stockholders of
WARP Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of WARP Technology Holdings, Inc. (the "Company") as of June 30, 2003, and 2002 and the consolidated statements of operations, stockholders' equity, and cash flows for the twelve months ended June 30, 2003, six months ended June 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WARP Technology Holdings, Inc. as of June 30, 2003 and 2002, consolidated results of their operations and their cash flows for the twelve months ended June 30, 2003, six months ended June 30, 2002, and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WARP Technology Holding, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




October 9, 2003
New York, New York

                         WARP Technology Holdings, Inc.

                           Consolidated Balance Sheets


                                                        Year ending June 30,
                                                       2003             2002
Assets
Current assets:
   Cash and cash equivalents                      $    360,064     $  1,184,652
   Accounts receivable                                   7,692           68,000
   Inventory                                           207,000           91,992
   Prepaid expenses and other                           63,723           68,481
   Deferred product cost                                14,556               --
   Due from stockholder                                     --           19,000
                                                  -----------------------------
Total current assets                                   653,035        1,432,125


Property and equipment, net                             83,936           97,367
Intangible assets, net of
  accumulated amortization of 87,083                   442,917               --
Goodwill                                             3,893,294               --
Other assets                                            28,111            3,500
                                                  -----------------------------
Total assets                                      $  5,101,293     $  1,532,992
                                                  =============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                               $    358,024     $    149,286
   Accrued expenses                                    580,462          408,142
   Prepaid subscription                                490,000               --
   Deferred revenue                                     94,712           56,667
   Note payable                                        120,000               --
   Deferred compensation payable                       694,000               --
                                                  -----------------------------
Total current liabilities                            2,337,198          614,095



Stockholders' equity:

  Preferred stock                                           15               --
  Common stock, $.00001 par value;
     100,000,000 shares authorized,
     67,262,586 (2003) and 57,145,360
    (2002) shares issued and
     outstanding                                           673              572
   Additional paid-in capital                       37,658,978       14,868,554
   Deferred compensation                            (7,911,000)
   Foreign currency translation                         18,773
   Accumulated deficit                             (27,003,344)     (13,950,229)
                                                  -----------------------------
Total stockholders' equity                           2,764,095          918,897
                                                  -----------------------------
Total liabilities and stockholders' equity        $  5,101,293     $  1,532,992
                                                  =============================

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

                      Consolidated Statements of Operations


                                 Year ended       Six Months       Year ended
                                    June         ended June 30     December 31
                                    2003             2002             2001
                                -----------------------------------------------

Revenue                         $    344,153     $     11,333      $    155,990

Product cost                         237,594
Product development                  672,298          100,874         3,121,193
Sales, marketing and business
   development                     1,517,443           99,153           565,087
Non-cash compensation              8,497,708               --                --
General and administrative         2,498,975        1,403,630         3,846,025
                                -----------------------------------------------
Loss before interest             (13,079,865)      (1,592,324)       (7,376,315)

Interest and dividend income          26,750            3,008           145,114
Interest expense                          --          (26,333)           (1,905)
                                -----------------------------------------------

Net loss                        $(13,053,115)    $ (1,615,649)     $ (7,233,106)
                                ===============================================

Basic and diluted net loss per  $      (0.21)    $      (0.06)     $      (0.36)
                                ===============================================

Weighted-average number common
   shares--basic and diluted      63,445,109       26,684,492        19,981,630
                                ===============================================




See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                 Consolidated Statements of Stockholders' Equity

                                               Convertible          Convertible
                                             Preferred Stock,     Preferred Stock,         Convertible         Common Stock
                                                 Series A             Series B              Preferred
                                             Shares    Amount    Shares      Amount     Shares    Amount     Shares     Amount
                                          ----------------------------------------------------------------------------------------
Balance--January 1, 2000                   1,000,000   10,000         -           -                        19,891,630      199
Issuance of convertible preferred stock,

Series B (March--July 2000)                        -        -   2,000,000    20,000                                 -        -
Costs incurred in connection with issuance         -        -           -         -                                 -        -

Warrants issued for services                       -        -           -         -                                 -        -
Net loss for the year ended December 31, 2000      -        -           -         -                                 -        -
                                          ----------------------------------------------------------------------------------------
Balance--December 31, 2000                 1,000,000   10,000   2,000,000    20,000                        19,891,630      199
Stock-based compensation                           -        -           -         -                                 -        -
Net loss for the year ended December 31, 2001      -        -           -         -                                 -        -
                                          ----------------------------------------------------------------------------------------
Balance--December 31, 2001                  1,000,000  10,000   2,000,000    20,000                        19,891,630      199
Conversion to common stock                 (1,000,000)(10,000) (2,000,000)  (20,000)                       16,576,358      166
Acquisition of Abbott Mines, Inc
Recapitalization - reverse merger                                                                          10,312,964      103
Costs incurred in connection with
the merger and issuance of common stock
Bridge Loan- Stock Conversion                                                                               1,053,332       11
Issuance of common stock                                                                                    9,311,076       93
Net loss for six months ended June 30, 2002        -        -           -         -                                 -        -
                                          ----------------------------------------------------------------------------------------
Balance--June 30, 2002                                                                                     57,145,360      572
Issuance of common stock                                                                                    3,600,000       36
 Cost in connection with issuance
 Issuance of common stock                                                                                   2,100,000       21
 Cost in connection with issuance
 Issuance of stock with options                                                                             3,873,346       39
 Cost in connection with issuance
   Non -cash compensation
relating to stock options
Amortization of stock options
Reversal of forfeited stock options
Equity issued for Spider acquisition                                                     1,500,000    15
Non -cash compensation
Relating to stock options
Warrants exercised                                                                                            543,880        5
Foreign currency translation
Net loss for 12 months ended June 30,
2003
                                          ----------------------------------------------------------------------------------------
    Balance June 30, 2003                          -        -           -         -      1,500,000    15   67,262,586      673
                                          ========================================================================================

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                           Paid-in                       Deferred           Foreign
                                                           Capital         Deficit     Compensation       Translation      Total
                                                         --------------------------------------------------------------------------
Balance--January 1, 2000                                   2,981,678        (13,060)                                      2,978,817
Issuance of convertible preferred stock,
Series B (March--July 2000)                                9,980,000             --                                      10,000,000
Costs incurred in connection with issuance                  (582,859)            --                                        (582,859)
Warrants issued for services                                  67,316             --                                          67,316
Net loss for the year ended December 31, 2000                     --     (5,088,414)                                     (5,088,414)
                                                         --------------------------------------------------------------------------
Balance--December 31, 2000                                12,446,135     (5,101,474)                                      7,374,860
Stock-based compensation                                     231,000             --                                         231,000
Net loss for the year ended December 31, 2001                     --     (7,233,106)                                     (7,233,106)
                                                         --------------------------------------------------------------------------
Balance--December 31, 2001                                12,677,135    (12,334,580)                                        372,754
Conversion to common stock                                    29,834             --                                              --
Acquisition of Abbott Mines, Inc                                                                                                690
Recapitalization - reverse merger                                587
Costs incurred in connection with the
 merger and issuance of common stock issuance               (430,000)                                                      (430,000)
Bridge Loan- Stock Conversion                                263,322                                                        263,333
Issuance of common stock                                   2,327,676                                                      2,327,769
Net loss for six months ended June 30, 2002                       --     (1,615,649)                                     (1,615,649)
                                                         --------------------------------------------------------------------------
    Balance--June 30, 2002                                14,868,554    (13,950,229)                                        918,897
Issuance of common stock                                     899,964                                                        900,000
Cost in connection with issuance                            (177,899)                                                      (177,899)
Issuance of common stock                                     499,979                                                        500,000
Cost in connection with issuance                             (93,769)                                                       (93,769)
Issuance of common stock and warrants                      2,061,211                                                      2,061,250
Cost in connection with issuance                            (292,608)                                                      (292,608)

Non -cash compensation relating to stock options          18,996,000                   (18,996,000)                              --

Amortization of stock options                                                            7,678,333                        7,678,333
Forfeited stock options                                   (3,406,667)                    3,406,667                               --
 Equity issued for Spider acquisition                      4,178,843                                                      4,178,858
    Non -cash compensation relating to stock options         125,375                                                        125,375
Warrants exercised                                                (5)                                                            --
Foreign currency translation                                                                                18,773           18,773

Net loss for 12 months ended June 30, 2003                              (13,053,115)                                    (13,053,115)
                                                         --------------------------------------------------------------------------
    Balance--June 30, 2003                                37,658,978    (27,003,344)    (7,911,000)         18,773        2,764,095
                                                         ==========================================================================

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

                      Consolidated Statements of Cash Flows

                                                    Twelve months      Six months        Year Ended
                                                    Ended June 30,   Ended June 30,     December 31,
                                                        2003              2002              2001
                                                   --------------------------------------------------
Operating activities
Net loss                                            $(13,053,115)     $ (1,615,649)     $ (7,233,106)
Adjustments to reconcile net loss to net cash
used in operating activities, net of
business acquired:
   Depreciation                                           93,940            44,836           250,591
   Amortization                                           87,083
   Loss on abandonment of assets                              --           298,879           227,566
   Loss from forfeit of security deposits                     --           281,402           325,000
   Interest expense--bridge loan                                            26,333                --
   Deferred rent                                                           (32,265)          (94,989)
   Stock-based compensation                            8,497,708                --           231,000
   Changes in operating assets and
   liabilities:
      Accounts receivable                                130,841           (68,000)          101,940
      Inventory                                         (115,008)          (91,992)               --
      Prepaid expenses and other                           4,762           (61,589)           67,910
      Accounts payable and accrued expenses              246,346            44,893            10,773
      Deferred cost of sales                             (14,556)               --                --
      Deferred revenue                                    32,053            56,667           (90,000)
                                                   --------------------------------------------------
Net cash used in operating activities                 (4,089,946)       (1,116,485)       (6,203,315)
                                                   --------------------------------------------------

Investing activities
Security deposits                                        (24,615)               --          (127,084)
Cash acquired in the Spider acquisition                   41,592                --
Acquisition consideration                               (335,766)               --
Purchase of property and equipment                       (13,431)               --           (52,142)
                                                   --------------------------------------------------
Net cash (used in) provided by investing
activities                                              (332,220)               --          (179,226)
                                                   --------------------------------------------------

Financing activities
Proceeds from issuance of common stock, net
of issuance costs                                      2,896,974         1,898,459                --
Proceeds from bridge loan                                120,000           237,000                --
Proceeds/advances of stockholder/officer's loan           19,000            55,440           (18,860)
Prepaid subscription                                     490,000                --                --
Principal payments on capital lease obligation                --            (7,974)          (13,920)
Restricted cash                                               --            21,553              (901)
                                                   --------------------------------------------------
Net cash (used in) provided by financing
activities                                             3,525,974         2,204,478           (33,681)
                                                   --------------------------------------------------

Net (decrease) increase in cash                         (896,192)        1,087,993        (6,416,222)
Effects on foreign currency translation                   71,604                --                --
Cash--beginning of period                              1,184,652            96,659         6,512,881
                                                   --------------------------------------------------
Cash--end of period                                 $    360,064      $  1,184,652      $     96,659
                                                   ==================================================

See accompanying notes to consolidated financial statements.

                         Warp Technology Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003

Note 1. Organization Merger, Description of Business and Basis of Presentation

On May 24, 2002 ("the Closing Date") Abbott Mines, Ltd. ("the Company"), a Nevada corporation, acquired the outstanding common stock of WARP Solutions, Inc. ("WARP") in a Share Exchange transaction (the "Share Exchange"). The transaction was effected by the issuance of 1.3813632 shares of the Company's common stock, or 5.5254528 shares of the Company's common stock after giving effect to the September Stock Dividend described below. In connection with the Share Exchange, the officers and directors of WARP became the officers of the Company and joined the board of directors of the Company, replacing the Company's officers and one of the Company's directors who resigned their positions at the Closing Date. This resulted in the former WARP stockholders owning the majority of the outstanding shares of the Company. For financial reporting purposes, the transaction is accounted for as a reverse acquisition, and WARP has been treated as the acquiring entity for accounting purposes.

Although the Company was the surviving legal entity in the Share Exchange, the transaction was accounted for as an issuance of equity by WARP, and a recapitalization of WARP under the capital structure of the Company in exchange for $690 in net assets. Under the purchase method of accounting, the historical results of WARP have been carried forward and the Company's operations have been included in the financial statements commencing on the Closing Date. Accordingly, all the historical results included are those of WARP only.

On August 19, 2002, the Board of Directors of the Company authorized and approved the upstream merger of WARP Technology Holdings, Inc., a wholly owned subsidiary of the Company which had no operations, with and into the Company pursuant to Chapter 92A of the Nevada Revised Statutes (the "Upstream Merger"). The Upstream Merger became effective on August 21, 2002, when the Company filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, the Company changed its name from Abbott Mines Limited to WARP Technology Holdings, Inc. WARP is a wholly owned subsidiary of WARP Technology, Holding, Inc. (the "Company")

On September 20, 2002, the Company's Board of Directors declared a stock split in the form of a dividend (the "September Stock Dividend") payable to the common stockholders of record on September 24, 2002 (the "record date") of three shares of common stock for each one share issued and outstanding on the record date. The Dividend was effective and payable on October 2, 2002.

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

In connection with the Share Exchange and sale of the Company's common stock, the Company paid consulting fees of $430,000.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 1. Organization Merger, Description of Business and Basis of Presentation (continued)

The Company was incorporated on June 26, 2000, for the purpose of acquiring, exploring and developing mining properties. Subsequent to the Closing Date, the Company ceased all exploration activities.

WARP was organized as a Delaware Limited Liability Company ("LLC") on July 16, 1999, for the purpose of developing Internet performance and security software. On December 14, 1999, the LLC was reorganized as a Delaware corporation and changed it name to WARP Solutions, Inc.

The Company is an information technology company that produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over Internet and Intranet network systems. The Company's GTEN suite of hardware and software products and technologies is designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

6043577 Canada, Inc. a wholly-owned subsidiary of the Company, was established in January 2003 to acquire SpiderSoftware, Inc. Effective January 13, 2003 the Company acquired SpiderSoftware, Inc.(See note 5)

Basis of Presentation

The Company has incurred recurring operating losses since its inception, as of June 30, 2003 had an accumulated deficit of approximately $27,000,000 and at June 30, 2003 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2004 fiscal year it will need to raise over $4,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. In September 2003 the Company completed an offering of 975,940 shares of Series A cumulative convertible preferred stock for approximately $976,000, of which $490,000 had been received by June 30, 2003. Management of the Company is currently in a process of another capital raise. There can be no assurance that the Company will be successful in this capital raise or other attempts to raise sufficient capital.

The Company was a development stage enterprise through December 31, 2001. In 2002, the Company began to generate revenues and ceased to be a development stage enterprise.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiaries, (collectively the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

Change of Year End

During 2002, the Company announced a fiscal year end change from December 31 to June 30. The consolidated financial statements display data for the six-month transition period ended June 30, 2002, and the calendar years ended December 31, 2001.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

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

Intangible Assets

Intangible assets are primarily comprised of goodwill, trademark, software, non-compete agreements. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets", no amortization is necessary and goodwill and other intangibles with indefinite lives are tested for impairment on an annual basis. Other intangible assets with definitive lives are being amortized over their estimated useful life of two to three years.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Restricted Cash

In connection with a capital lease, the Company obtained an irrevocable standby letter of credit for the benefit of the lessor. Cash collateralizing the letter of credit at December 31, 2001, amounting to $21,553, was on deposit in an interest-bearing account. During 2002 the Company terminated the capital lease and collected the collateralized cash.

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release has been insignificant.

Reclassification

Certain amounts in the prior periods have been reclassified to conform to the current year's presentation.

Comprehensive Loss

Comprehensive loss for the twelve months ended June 30, 2003 was approximately $13,034,000

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market.

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

Segment Information

The Company operates in one segment.

Stock-Based Compensation

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended (see note 4).

                                                                 Six Months        Year ended
                                                 Year ended        ended           December 31
                                                June 30, 2003   June 30,2002         2001
 Net loss, as reported                          $(13,053,115)   $ (1,615,649)     $ (7,233,106)
 Add: Total stock-based employee
   compensation expense included in
   reported net loss                               8,497,708              --                --
 Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards       (8,722,466)
                                                ------------    ------------      ------------
Net loss, pro forma                             $(13,277,873)   $ (1,615,649)     $ (7,233,106)
                                                ============    ============      ============
Basic and diluted net loss
   per share, as reported                       $      (0.21)   $      (0.06)     $      (0.36)
                                                ============    ============      ============
Basic and diluted net loss per share,
  pro forma                                     $      (0.21)   $      (0.06)     $      (0.36)
                                                ============    ============      ============

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. For the periods ended June 30, 2003, June 30, 2002, December 31, 2001, the impact of the pro forma net loss and pro forma loss per share was not material.

Fair Value of Financial Instruments

For financial statement instruments, including cash and cash equivalents, accounts receivable and accounts payable, the carrying amount approximated fair value because of their short maturity.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement did not have an impact on the Company's present financial condition or results of operations.

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

Note 3. Property and Equipment

Property and equipment consists of the following:

                                              June 30
                                         2003         2002
                                      ----------------------
    Purchased software                $ 84,283      $ 84,283
    Computer equipment                 144,596       131,405
    Furniture, fixtures and equipment   95,286        38,415
                                      ----------------------
                                       324,165       254,103
    Accumulated depreciation          (240,229)     (156,736)
                                      ----------------------
                                      $ 83,936      $ 97,367
                                      ======================

Furniture, fixtures and equipment includes $30,000 of equipment under capital lease at June 30, 2002. Accumulated depreciation of the asset under capital lease amounted to $30,000, $23,750 June 30, 2002.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 4. Stockholders' Equity

In September 2002, the Company closed an offering of 3,600,000 restricted shares of its common stock in a private transaction for gross proceeds of approximately $900,000 in cash. The Company paid finders and placement fees in the amount of approximately $178,000 in connection with this transaction.

In November 2002 the Company closed an offering of 2,100,000 restricted shares of its common stock in a private transaction for gross proceeds of approximately $500,000 in cash. The Company paid finders and placement fees in the amount of $94,000 in connection with this transaction.

In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under the 2002 Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two to three year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. As of June 30, 2003, 2,785,833 of options were fully vested and immediately exercisable. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the period ending June 30, 2003 was $7,678,333.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $400,000 and expires in December 2003. As of June 30, 2003 the Company recorded a liability for this amount. All 420,000 options were fully vested and exercisable as of June 30, 2003.

In May 2003, the Company's Board of Director granted 300,000 options to certain employees under the 2002 Plan. Of these options, 225,000 vested based on the Company meeting certain sales target as of June 30, 2003. The Company recognized $87,250 as expense for the period ending June 30, 2003.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. As of June 30, 2003 all 1,500,000 of these options have been vested. Under the terms of employment the Company agreed to compensate certain consultants for 1,450,000 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $294,000 and expires in December 2003. As of June 30, 2003 the Company recorded a liability for this amount. The Company recognized $38,125 of expense on the remaining 50,000 options using the fair value method.

Pursuant to the exchange agreement in connection with the Spider acquisition, the Spider shareholders were issued 1.5 million shares of preferred stock of 6043577 Canada, Inc., a wholly owned subsidiary of the Company, which is convertible into shares of the Company's common stock on a one for one basis. The preferred stock has no preferences, no redemption or voting rights.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 4. Stockholders' Equity (continued)

In its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003, the Company reported the completion of a private offering of 171,776 Units with gross proceeds to the Company from the sale equaling $2,061,250 (the "February Private Placement"). Each Unit had a purchase price of $12.00 and consisted of sixteen (16) shares of the Company's common stock and a warrant to purchase nine (9) shares of the Company's common stock at an exercise price of $.10 per share. Based upon a review of records, the February Private Placement consisted of the sale of 46,770 Units with gross proceeds to the Company from the sale equaling $561,250. Concurrent with the February Private Placement, the Company completed the sale of 3,125,015 shares of its common stock to three accredited investors for gross proceeds to the Company of $1,500,000. In the aggregate, the Company raised gross proceeds of $2,061,250 through the February Private Placement and concurrent private sale of common stock. The Company paid finders and placement fees in the aggregate of approximately $293,000 in connection with the February Private Placement and the concurrent private sale of common stock. The common stock and warrants underlying the Units issued in the November Private Placement and the common stock sold in the concurrent private sale are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. The common stock and warrants underlying the Units issued in the November Private Placement and the common stock sold in the concurrent private sale are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the February Private Placement or the concurrent private sale of common stock.

WARP Preferred Stock

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

Each share of the Convertible Preferred Stock was convertible, at any time, into four shares of WARP's common stock, subject to certain anti-dilution adjustments, and automatically converted in the event WARP consummated a qualified initial public offering of its common stock with certain defined aggregate gross proceeds. The holders of Convertible Preferred Stock were entitled to vote on all matters on an as converted basis.

On the Closing Date of the Share Exchange described in Note 1, the holders of the WARP Series A and Series B Convertible Preferred Stock consented to the conversion of their shares into shares of WARP's common stock, which in turn was converted into 16,576,358 shares of the Company's common stock, after giving effect to the Share Exchange and the September Stock Dividend.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 4. Stockholders' Equity (continued)

Stock Options

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under the 2002 Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. As of June 30, 2003, 2,785,833 of options were fully vested and immediately exercisable. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the period ending June 30, 2003 was $7,678,333.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise of each option up to one dollar. The total amount is capped at $400,000 and expires in December 2003. All 420,000 options were fully vested as of June 30, 2003.

In May 2003, the Company's Board of Director granted 300,000 options to certain employees under the 2002 Plan. Of these options, 225,000 vested based on the Company meeting certain sales target as of June 30, 2003. The Company recognized $87,250 as expense for the period ending June 30, 2003.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. As of June 30, 2003 all 1,500,000 of these options have been vested. Under the terms of employment the Company has agreed to compensate certain consultants for 1,450,000 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar. The total amount is capped at $294,000 and expires in December 2003.

In connection with the acquisition of Spider, in March 2003 the Board of Directors issued 81,652 options to certain employees of Spider under the 2002 Plan in exchange for their existing Spider options.

Detailed information concerning WARP Technology Holding, Inc activity for 2002 Plan is as follows:

                                                      Weighted-        Average
                                                       Average        Fair Value
                                         Options    Exercise Price    Of Grants
                                    --------------------------------------------

Options granted, exercise price
  less than market price                9,399,652       $ 0.25         $0.225
Options cancelled                      (1,700,000)        0.25
                                    --------------------------------------------
Options outstanding at June 30, 2003    7,699,652       $ 0.25
                                    --------------------------------------------

The following table summarizes information about options outstanding at December 31, 2002:

-----------------------------------------------------------------------------------------------------------------------
                         Options           Outstanding                                 Options           Exercisable
                         -------           -----------                                 -------           -----------
-----------------------------------------------------------------------------------------------------------------------
Exercise Price       Number              Weighted average        Weighted average   Number             Weighted average
                     outstanding as of   remaining contractual   exercise price     exercisable as     exercise price
                     6/30/2003           life (in years)                            of 6/30/2003
-----------------------------------------------------------------------------------------------------------------------
       $0.25         7,699,652                      9.5                   $0.25        4,705,833          $0.25
-----------------------------------------------------------------------------------------------------------------------

As of June 30, 2003, there were 2,300,348 shares available for future grants under the 2002 Plan.

The per share weighted average fair value of options granted were $2.60 for the fiscal year ending June 30, 2003. The fair value for options have been estimated on the date of grant using the Black-Scholes option pricing model thereafter, with the following assumptions:

           -------------------------------------------------------
                                       Year ended June 30, 2003
           -------------------------------------------------------
           Expected life               3 years
           -------------------------------------------------------
           Risk-fee interest rate      1.53 -2.00
           -------------------------------------------------------
           Expected volatility         112%
           -------------------------------------------------------
           Dividend yield              0%
           -------------------------------------------------------

     See note 2 for the Company's accounting policy for stock based compensation, as well as the effect on net loss and net loss per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 4. Stockholders' Equity (continued)

Stock Options (continued)

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

No options were granted prior to 2001.

Detailed information concerning the activity under the WARP 1999 Plan is as follows:

                                                                                  Weighted-
                                                                     Weighted-     Average
                                                                      Average     Fair Value
                                                         Options  Exercise Price  Of Grants
                                                        -------------------------------------
Options granted, exercise price less than market price  1,933,908    $  0.002        $0.179
Options granted, exercise price exceeds market price    5,043,114       0.553        $0.000
Options cancelled                                      (2,278,321)      0.510
                                                     ---------------------------------------
Options outstanding at December 31, 2001                4,698,701       0.548
Options cancelled                                      (2,446,831)      0.438
                                                     ---------------------------------------
Options outstanding at June 30, 2002                     2,251,870    $ 0.671
Options cancelled                                       (1,358,018)     0.438
                                                     ---------------------------------------
Options outstanding at June 30, 2003                       893,852     $ 0.60
                                                     =======================================

During 2001, WARP issued an option to an employee to purchase 1,933,908 shares of its common stock at an exercise price below the fair value of the underlying stock. In connection therewith, WARP recorded a non-cash charge to operations of $231,000. Such options were cancelled in December 2001 in connection with the employee's termination of employment.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 4. Stockholders' Equity (continued)

The following table summarizes information about stock options outstanding at June 30, 2003:

                                                                           Weighted-Average
                  Exercise             Options            Options             Remaining
                  Prices            Outstanding        Exercisable        Contractual Life
              -----------------------------------------------------------------------------
                  $0.271               248,645             248,645           9.07 years
                   0.543               309,426             309,426           7.61 years
                   0.905               335,782             335,782           8.23 years
                                   ----------------------------------
                                       893,853             893,853           8.25 years
                                   ==================================

All outstanding options were issued above market value. Options granted under the Warp 1999 Plan are not convertible into Warp Technology Holding, Inc. common shares.

Warrants

In connection with the February private placement the Company issued 420,930 warrants to purchase shares of its common stock at an exercise price of $.10 per share. The warrants expire on the fifth anniversary of issuance.

During 2000, in conjunction with the sale of its Series B Convertible Preferred Stock to certain investors, WARP issued warrants to purchase 1,063,650 shares of its common stock at an exercise price of $0.905 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2003 certain holders of these warrants converted 733,410 of these warrants in a cashless exercise for 543,880 shares of the Company's common stock.

On August 1, 2000, WARP issued warrants to purchase 110,509 shares of its common stock to an outside consultant for services rendered. The warrants have an exercise price of $0.905 per share and expire on the fifth anniversary of issuance. WARP valued the warrants at $67,316 and, in connection therewith, recorded a non-cash charge, which is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 5.   SpiderSoftware, Inc. Acquisition

On August 13, 2002 the Company entered into a memorandum of understanding (the "MOU") to enter into a business combination transaction with SpiderSoftware, Inc. ("Spider"), a Canadian corporation. On January 10, 2003 the Company completed the acquisition by issuing one million five hundred thousand shares of preferred stock of 6043577 Canada, Inc., a wholly owned subsidiary of the Company, stock options valued at $178,328 and assumed debt of $335,766 (including advances made by the Company) for all of the outstanding capital shares of Spider. The acquisition was valued at $4,514,621 based upon an independent valuation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The primary reason for the acquisition of Spider was access to its technology. The excess of the purchase price over the estimated fair values of net assets acquired has been recorded as goodwill. For financial statement purposes the preferred stock issued by the Company's subsidiary, 6043577 Canada, Inc. is presented in the stockholder's equity.

The purchase price for Spider was allocated as follows:

     Working capital, including cash acquired               $   41,772
     Property and equipment                                     49,555
     Intangible assets                                         530,000
     Goodwill                                                3,893,294
                                                          ------------
     Total purchase price                                   $4,514,621
                                                          ============

The results of operations for Spider from the period beginning January 10, 2003 through June 30, 2003 have been included in the consolidated statements of operations.

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

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company`s consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company`s results of operations for any future period:

                                               Twelve Months ended June 30,
                                                 2003               2002
                                                 -----              ----

     Revenues                                $    372,184       $     66,423
                                             -------------      -------------
     Net loss                                $(12,966,049)      $ (5,841,229)
                                             -------------      -------------
     Basic and diluted net loss per share    $     ($0.20)      $     ($0.22)


Note 6.   Note Payable

On June 12, 2003 a shareholder loaned the Company $120,000 on an unsecured basis. Such amount bears interest at 1% per month and was due on June 30, 2003. The Company repaid $75,000 of the loan in September 2003 and the due date for the balance was extended to earlier of October 31, 2003 or the closing of a sufficient funding, as defined in the related agreement.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 7.   Income Taxes

The Company has a net operating loss carryforward and other deferred assets of approximately $17,700,000 at June 30, 2003, which may be used to reduce taxable income in future years through the year 2021, resulting in a deferred tax asset of approximately $5,800,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to
Section 382 of the Internal Revenue Code.

Note 8. Commitments and Contingencies

Leases

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

In April 2002, WARP entered into a lease termination agreement for the remaining portion of its office facilities. Pursuant to this agreement, WARP agreed to forfeit its security deposit together with accumulated interest approximately $281,000. This forfeiture, together with the related leasehold improvements write-off, was charged to general and administrative expenses in 2002.

Rent expense amounted to approximately $125,000, $43,100, and $449,000 for the year ended June 30, 2003, six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

Legal Proceedings

The Company is subject to legal proceedings and claims in the ordinary course of business from time to time. Management of the Company believes that the outcome of such claims will not have a material adverse affect on the financial statements.

Note 9. Subsequent Events

On July 3, 2003, the Board of Directors of the Company unanimously approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to: (a) increase the number of authorized shares of common stock, par value $.00001 per share, of the Company from 100,000,000 shares to 500,000,000 shares, and (b) authorize the creation of 50,000,000 shares of par value $.00001 per share blank check preferred stock, subject to approval by a majority of the Company's stockholders. On July 7, 2003, the holders of a majority of the outstanding shares of our common stock approved the Amendment to the Articles of Incorporation in writing. On August 12, 2003, the Company filed its Definitive
Schedule 14C Information Statement with the SEC describing this corporate action and on August 18, 2003 this Information Statement was sent by first class mail to the Company's stockholders of record who were not solicited for their consent to this corporate action. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the Amendment to the Articles of Incorporation authorized by the Board of Directors and the stockholders could not become effective until at least twenty days after the mailing of the Information Statement. Such twenty-day period expired on September 7, 2003 and on September 12, 2003 the Company filed the Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada and the Amendment to the Articles of Incorporation of the Company became effective.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 9. Subsequent Events (continued)

During the first half of fiscal year 2004, the Company plans to implement a voluntary cash salary reduction plan for its employees in order to reduce the monthly cash flow requirements of the Company. The terms of the plan under consideration would allow certain employees to receive a portion of their salaries in shares of restricted common stock of the Company. Participation in the plan will be voluntary. The specific requirements for such participation and the terms under which the common stock will be issued in lieu of cash salary have yet to be decided or approved by the Board of Directors of the Company. As a result, the Company does not at this time know what the level of participation will be in the plan or the terms under which any common stock would be issued under the plan.

On August 13, 2003, Mr. Karl Douglas resigned from his positions as Co-Chairman of the Board of Directors, Chief Executive Officer, and President of the Company. Mr. Douglas believed it to be in the best interest of the Company that he resign from the positions he held at the Company in order to allow the Company to recruit a candidate with more extensive experience. Mr. Douglas did not resign his positions as a member of the Board or Audit Committee of the Board. At a meeting of the Board on August 13, 2003, the Board accepted Mr. Douglas' resignation and appointed Mr. Malcolm Coster, a member of the Board, Interim-Chief Executive Officer, President and Chairman of the Board. In connection with Mr. Coster agreeing to take on these three positions, Mr. John Gnip agreed to vacate his position as a Co-Chairman of the Board but continue as a member of the Board.

In August 2003, the Company entered into a Consulting Agreement with Dr. David Milch (the "Milch Agreement") pursuant to which Dr. Milch shall provide management consulting services to the Company on a month-to-month basis and act an advisor to the Board and to the Chief Executive Officer of the Company. The terms of the Milch Agreement provide that the Company shall pay Dr. Milch a monthly fee of twenty thousand dollars payable as ten thousand dollars in cash and ten thousand dollars in shares of the common stock of the Company. In addition as of the effective date of the Milch Agreement, Dr. Milch was issued one million shares of the common stock of the Company. Such one million shares of common stock shall vest over a four month period beginning in September 2003 with 10% of the shares vesting in the first month, 20% of the shares vesting in the second month, 30% of the shares vesting in the third month and the remaining 40% of the shares vesting in the fourth month. The vesting of the shares in any given month is conditioned upon the Board's determination that the Company has successfully executed on its business plan for that month. Dr. Milch shall work out of the Company's primary office space and shall be focusing full time on the business of the Company. The Milch Agreement can be terminated by either party upon 30 days written notice.

In September 2003, the Company completed an offering of 975,940 shares of Series A 8% Cumulative Convertible Preferred Stock (the "Shares") with gross proceeds to the Company from the sale equaling $975,940 (the "September Private Placement"). The Shares had a purchase price of $1.00 per share. The Shares have a cumulative dividend of 8% per year, which is payable in cash or stock at the time of conversion. During the first twelve months from the date of issuance each Share is convertible into four shares of the common stock of the Company. Thereafter, the Shares are convertible to common stock based upon the average market price of the Company's common stock over the five-day period immediately preceding the conversion date, subject to a minimum conversion price of $.75 per share of common stock. The purchase price of the September Private Placement shares was paid in cash. In June, 2003, the Company received $490,000 in anticipation of the September Private Placement and has recorded it as a prepaid stock subscription in the accompanying balance sheet as of June 30, 2003.