Form 10QSB
period 2003-09-30
WARP TECHNOLOGY HOLDINGS INC
filed 2003-11-14
CIK 1125052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2003

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

               535 West 34 Street, 5th Floor, New York, N.Y. 10001
               ---------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 2003, there were 67,262,586 shares of Common Stock, par value $.00001 per share, outstanding

Transitional Small Business Disclosure Format (check one):    Yes      No  X
                                                                  ---     ---

                                     PART I
                              FINANCIAL INFORMATION

Forward-Looking Information

     Certain statements in this Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company's revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission (the "Commission"), as well as the risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB filed with the Commission on October 14, 2003 (the "Form 10-KSB").

ITEM 1.   Financial Statements.

Table of Contents                                                Page
-----------------                                                ----

     Consolidated Balance Sheet                                    3

     Consolidated Statements of Operations                         4

     Consolidated Statements of Cash Flows                         5

     Notes to Consolidated Financial Statements                    6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                      September 30,       June 30,
                                                          2003              2003
                                                      ------------------------------
                                                      (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                          $     26,020      $    360,064
   Accounts receivable                                     278,760             7,692
   Inventory                                               320,267           207,000
   Prepaid expenses and other                               48,302            63,723
   Advances to Imimic                                      174,069                --
   Deferred product cost                                    65,422            14,556
                                                      ------------------------------
Total current assets                                       912,840           653,035

Property and equipment, net                                 61,710            83,936
Intangible assets                                          395,417           442,917
Goodwill                                                 3,893,294         3,893,294
Other assets                                                 8,116            28,111
                                                      ------------------------------
Total assets                                          $  5,271,377      $  5,101,293
                                                      ==============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                   $    561,109      $    358,024
   Accrued expenses                                        299,319           580,462
   Prepaid subscription                                    750,080           490,000
   Note payable                                             45,000           120,000
   Deferred revenue                                        437,822            94,712
   Deferred compensation payable                           682,000           694,000
                                                      ------------------------------
Total current liabilities                                2,775,330         2,337,198


Stockholders' equity:

   Cumulative convertible preferred stock,
     Series A; $.01 par value; 975,940 shares
     issued and outstanding at September 30, 2003          975,940                --
   Preferred stock                                              15                15
   Common stock, $.00001 par value; 100,000,000
     shares authorized, and 67,262,586 shares
     issued and outstanding at September 30,
     2003 and June 30, 2003, respectively                      673               673
   Additional paid-in capital                           37,740,226        37,658,978
   Deferred compensation                                (6,724,667)       (7,911,000)
   Foreign currency translation                             11,623            18,773
   Accumulated deficit                                 (29,507,763)      (27,003,344)
                                                      ------------------------------
Total stockholders' equity                               2,496,047         2,764,095
                                                      ------------------------------
Total liabilities and stockholders' equity            $  5,271,377      $  5,101,293
                                                      ==============================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                                       September 30,
                                                  2003              2002
                                              ------------------------------

Revenue                                       $     55,196      $     59,667
Cost of Sales                                        8,378            32,597
                                              ------------------------------
Gross Profit                                        46,818            27,070
                                              ------------------------------

Expenses
Product development                                 68,695           137,231
Sales, marketing and business development          631,916           206,731
Non-cash compensation                            1,322,581                --
General and administrative                         528,427           566,824
                                              ------------------------------
Net loss before interest                        (2,504,801)         (883,716)

Interest and dividend income                           382             5,247
                                              ------------------------------
Net loss                                      $  (2,504,419)    $   (878,469)
                                              ==============================

Basic and diluted net loss per share          $       (.04)     $       (.02)
                                              ==============================

Weighted-average number common
   shares--basic and diluted                    67,262,586        57,419,273
                                              ==============================


See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                       2003             2002
                                                   ----------------------------

Operating activities                               ($2,504,419)     ($  878,469)
Net loss
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                      69,726           18,773
     Stock based compensation                        1,322,581
     Changes in operating assets and
     liabilities:
       Accounts receivable                            (271,068)          68,000
       Inventory                                      (113,267)
       Deferred product cost                           (50,866)
       Deferred compensation payable                   (12,000)
       Prepaid expenses and other                       15,420          (18,449)
       Accounts payable and accrued expenses           (78,059)          (3,826)
       Deferred revenue                                343,110          196,333
                                                   ----------------------------
Net cash used in operating activities               (1,278,842)        (617,638)
                                                   ----------------------------

Investing activities
Security deposits                                                        (2,500)
Purchase of property and equipment                                      (13,191)
Advances                                              (154,069)         (44,000)
Other assets                                                               (690)
                                                   ----------------------------
Net cash (used in) provided by investing
   activities                                         (154,069)         (60,381)
                                                   ----------------------------

Financing activities
Proceeds from issuance of preferred and
   Common stock, net of issuance costs                 920,940          764,000
Repayment of stockholder loan                                            19,000
Payment on stockholder loan                            (75,000)              --
Prepayment of subscription                             260,080               --
                                                   ----------------------------
Net cash provided by financing activities            1,106,020          783,000
                                                   ----------------------------

Net increase (decrease) in cash                       (326,891)         104,981
Effects on foreign currency translation                 (7,153)
                                                   ----------------------------
Cash--beginning of period                              360,064        1,184,652
                                                   ----------------------------
Cash--end of period                                $    26,020      $ 1,289,633
                                                   ============================


See accompanying notes.

Notes To Consolidated Financial Statements

Note 1. Organization Merger and Description of Business

On May 24, 2002 ("the Closing Date") Abbott Mines, Ltd. ("the Company"), a Nevada corporation, acquired the outstanding common stock of WARP Solutions, Inc ("WARP") in a Share Exchange transaction (the "Share Exchange"). For financial reporting purposes, the transaction was accounted for as a reverse acquisition, and WARP was treated as the acquiring entity for accounting purposes.

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

The Company is an information technology company that produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The Company's GTEN suite of hardware and software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

6043577 Canada, Inc., a wholly-owned subsidiary of the Company, was established in January 2003 to acquire SpiderSoftware, Inc. ("Spider"), a Canadian corporation. On January 13, 2003, the Company completed its acquisition of Spider.

Basis of Presentation

The Company has incurred recurring operating losses since its inception, as of September 30, 2003 had an accumulated deficit of approximately $29,400,000 and at September 30, 2003 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2004 fiscal year it will need to raise over $4,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. In November 2003 the Company completed an offering of 2,600 shares of Series B 10% Cumulative Convertible Preferred Stock for approximately $2.6 million, of which $750,000 had been received by September 30, 2003. The remainder was placed in an escrow account and as of November 13, 2003 approximately $1,725,000 was transferred to the Company. Management of the Company is currently continuing its efforts to raise capital. There can be no assurance that the Company will be successful in its attempts to raise sufficient capital.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiaries (collectively the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from the sale of the Warp2063 product when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Warp's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its Warp2063 products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements is being recognized ratably over the term of the PCS agreement.

Licensing revenues from Spider are recognized upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market using the specific identification method.

Intangible Assets

Intangible assets are primarily comprised of goodwill, trademark, software, non-compete agreements and workforce assembly. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets." No amortization is necessary and goodwill is tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life of two to three years.

Comprehensive Loss

Comprehensive loss for the twelve months ended June 30, 2003 was approximately $2,416,000.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average common shares outstanding plus the dilutive effect of convertible preferred stock, warrants and stock options. The dilutive effect of preferred stock, warrants and options aggregating 12,032,352 shares is not included as the inclusion of such would be anti-dilutive for all periods presented.

Stock-Based Compensation

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

 The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

                                                Three Months Ended September 31,
                                                --------------------------------
                                                       2003          2002
                                                       ----          ----

Net loss, as reported                              $(2,504,419)  $  (878,469)
Add: Total stock-based employee
     compensation expense included in
     reported net loss                               1,322,581            --
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards         (1,354,070)     `     --
                                                   -----------   -----------

Net loss, pro forma                                $(2,472,930)  $  (878,469)
                                                   -----------   -----------

Basic and diluted net loss per share, as reported  $      (.04)  $      (.02)
                                                   -----------   -----------
Basic and diluted net loss per share, pro forma    $      (.04)  $      (.02)
                                                   -----------   -----------

Segment Information

The Company operates in one segment.

Note 3. Stockholders Equity

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the "A Shares") with gross proceeds to the Company from the sale equaling $975,940. The A Shares had a purchase price of $1.00 per share. The A Shares have a cumulative dividend of 8% per year, which is payable in cash or stock at the time of conversion. During the first twelve months from the date of issuance each A Share is convertible into four shares of the common stock of the Company. Thereafter, the A Shares are convertible to common stock based upon the average market price of the Company's common stock over the five-day period immediately preceding the conversion date, subject to a minimum conversion price of $.75 per share of common stock on a one to one basis.

During the first quarter of fiscal 2004, the Company implemented a voluntary cash salary reduction plan for its employees in order to reduce the monthly cash flow requirements of the Company. The terms of the plan allows participating employees to receive a portion of their salaries in shares of restricted common stock of the Company. Participation in the plan is voluntary. Beginning in July 2003, and continuing through the end of the calendar year 2003, several members of the Company's senior management team and three consultants agreed to participate in this program. The forgone cash salary will instead be paid in January 2004 in shares of the common stock of the Company at a conversion price of $.10 per share. As of September 30, 2003, the total amount of cash salary that had been foregone and which will be converted under this program was $54,499, which would result in the issuance to the participants of 544,990 shares of common stock. For the quarter ending September 30, 2003 the Company recognized $136,248 of expense based on the closing price of the stock.

In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under the 2002 Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two to three year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the period ending September 30, 2003 was $1,186,333.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $400,000 and expires in December 2004. As of September 30, 2003 the Company recorded a liability for this amount. All 420,000 options were fully vested and exercisable as of September 30, 2003.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. As of June 30, 2003 all 1,500,000 of these options have been vested. Under the terms of engagement the Company agreed to compensate certain consultants for 1,450,000 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $294,000 and expires in December 2004. As of June 30, 2003 the Company recorded a liability for this amount. As of September 30, 2003 the balance was $282,000.

Note 4. SpiderSoftware, Inc. Acquisition

On August 13, 2002 the Company entered into a memorandum of understanding (the "MOU") to enter into a business combination transaction with SpiderSoftware, Inc. ("Spider"), a Canadian corporation. On January 10, 2003 the Company completed the acquisition by issuing one million five hundred thousand shares of its common stock, stock options valued at $178,328 and assumed debt of $335,766 (including advances made by WARP) for all of the outstanding capital shares of Spider. The acquisition was valued at $4,514,621 based upon an independent valuation.

The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of net assets acquired has been recorded as goodwill. Pro forma financials has not been presented because the amounts were not material for the quarter ending September 30, 2002.

Note 5.  iMimic Letter of Intent

In April 2003 the Company signed a letter of intent to acquire iMimic Networking, Inc. ("iMimic"), a Texas corporation, by July 2003. In July the companies agreed to extend this letter of intent through November 30, 2003. As consideration for the extension the Company agreed to pay iMimic's operating expenses through November 30, 2003. As of September 30, 2003, the Company has advanced approximately $174,000 to iMimic under the terms of the extended letter of intent. This amount will be applied to the purchase price upon closing of the acquisition.

Note 6.   Note Payable

On June 12, 2003 a shareholder loaned the Company $120,000 on an unsecured basis. Such amount bears interest at 1% per month and was due on June 30, 2003. The Company repaid $75,000 of the loan in September 2003 and the due date for the balance was extended to the earlier of October 31, 2003 or the closing of a sufficient funding, as defined in the related agreement.

Note 7.   Subsequent Events

In November 2003, the Company completed an offering of 2,600 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") for gross proceeds to the Company of approximately $2.6 million. The B Shares have a cumulative dividend of 10% which is payable in cash or stock at the time of conversion. Each B Share has a par value of $.00001 per share and an issuance price of $1000.00 per share and may be converted into approximately 5,556 shares of the Company's common stock. The remainder was placed in an escrow account and as of November 12, 2003 approximately $1,725,000 was transferred to the Company.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation.

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report, and with the Company's Form 10-KSB.

Plan of Operations

     The Company's plan of operation is to develop, manage and market the products of its subsidiaries which have developed unique and proprietary technologies which accelerate the processing speed of dynamic content requests and improve the efficiency of an internet or intranet network's infrastructure. The Company refers to this activity as Application Acceleration. The Company's product offerings are marketed as components of its GTEN (Global Transaction Enabled Network) application acceleration framework. This includes the WARP 2063e, SpiderSoftware's Enterprise and Spider Professional and iMimic's DataReactor and StreamReactor software products. The Company's technology moves the processing of dynamic and static content requests away from the core of an enterprises' network infrastructure to the edge of that infrastructure. By doing so, the Company's technology and products enable an enterprise to improve the efficiency of its network infrastructure resulting in:

     o    The elimination of complex transaction-processing bottlenecks,
     o    Improved response times,
     o    Lower hardware costs, and
     o    Lower wide area network costs.

Strategic Initiatives to Strengthen the Company's Operational Effectiveness

Having completed an initial six months of "validation sales" from June 30, 2002 through December 31, 2002, the Company elected to undertake a strategy to improve the effectiveness of its sales and marketing strategy. As part of its strategy the Company acquired Spider in January 2003 and in April 2003 the Company entered into an OEM Software License Agreement with iMimic Networking, Inc.

Increase Product Range:

The Company has initiated a strategy to broaden the scope of the technologies that it delivers to its customers and channel partners through a series of acquisitions and licensing strategies. A significant portion of that plan is underway, as the combination of Spider, iMimic and WARP technologies has significantly increased the overall product offerings of the Company. Management expects the further broadened product coverage to promote enhanced customer traction. Dynamic caching is a relatively new technology with an undefined market size. By incorporating iMimic's DataReactor into its technology, the Company is seeking to increase the target market for its products to cover the static caching market, which analysts estimate ranges from $250 million to $450 million per year.

Increase Sales Effectiveness:

The Company reorganized its sales organization during the third quarter of fiscal 2003. The nature of new technology launches requires a consultative selling approach, since customers are typically unfamiliar with new techniques such as dynamic caching. In order to promote a consultative approach, the Company has formed what it believes is a capable sales engineering team. Essentially, the Company's strategy is to have the salesperson focus on moving the customer through the sales process from "prospect" status to "closure", while the sales engineering team handles any technical details required by the customer. This approach should shorten the sales cycle and promote the image of the Company.

Direct Sales:

The Company uses its direct sales team to create base level traction with potential customers. Direct sales is used as the foundation to promote channel sales. Essentially, the strategy is to show the channel, i.e. VARs and resellers, the benefits of selling the Company's technology. In the third quarter of fiscal 2003, the Company increased its direct sales representatives from five to ten. Seven of the sales staff were newly recruited from leading technology firms in related markets. In order to promote increased visibility into the sales process, the Company instituted Company wide use of an integrated sales management system. As a result, new account opportunities are closely monitored and tracked across five development stages: Prospect, Proposal, Pilot, Negotiation, and Won/Lost. Additionally, the Company has instituted an incentive based compensation plan for all sales staff.

Channel Sales:

Channel Sales are active in Japan and Europe. In Japan, Macnica Networks is the Company's master reseller. The Company's United Kingdom office (the "UK Office") has been effective in developing VAR relationships. To date the UK Office has developed three VAR relationships with Morse, Estafet and European Management Group. There have been no channel sales in North America to date. The Company has engaged an experienced channel sales consultant to develop the channel in North America. The focus of the Company's initial channel effort in North America will be on small integrators and resellers that focus on web performance.

Increase Marketing Effectiveness:

The Company is currently using significant internet marketing and email marketing to promote its technology as the "de facto" standard for application acceleration. Several major analysts, include Gartner Group, Forrester, Giga, Meta, the Yankee Group, Aberdeen and others, have been briefed on the Company's technologies. The Company will continue to promote third party reviews and customer case studies as an essential part of its marketing.

Results of Operations

Three months ended September 30, 2003 vs. 2002
----------------------------------------------

During the three months ending September 30, 2003 the Company recognized approximately $ 55,000 of revenues compared to $60,000 for the three months ended September 30, 2002. The decrease in revenue was due to the timing of fulfilling its obligation for orders at the end of the quarter in 2003 compared to 2002 where the obligations were met at the beginning of the quarter. Deferred revenues for the quarter ending September 30, 2003 was approximately $438,000 compared to approximately $253,000 for September 30, 2002.

Cost of sales for three months ended September 30, 2003 was approximately $ 8,400 as compared to $32,600. The decline in cost of sale was due to the Company change in product mix.

Product development was approximately $68,700 for the three months ended September 30, 2003 as compared to approximately $137,200 for the three months ended September 30, 2002. The decline was due to the Company completing its main product, WARP 2063 in fiscal 2003.

Sales, marketing and business development was approximately $631,900 for the three months ended September 30, 2003 as compared to approximately $206,700 for the three months ended September 30, 2002. The increase represents the Company's focus on selling its products by increasing its sales force and marketing efforts.

General and administrative expense was approximately $528,400 for the three months ended September 30, 2003 as compared to approximately $566,800 for the three months ended September 30, 2002. The decrease was due primarily to cost cutting of corporate overhead expenses.

Non-cash compensation for the period ending September 30, 2003 was approximately $1,322,600. This represents the amortization of the difference between the fair market price on the date of grant less the exercise price of employees stock options granted during fiscal 2003.

Net interest and dividends for the three months ended September 30, 2003 was approximately $400 as compared to $5,200 for the three months ended September 30, 2002. The decrease was due to lower cash balances in 2003.

Net Operating Loss Carryforwards

At September 30, 2003, the Company has net operating loss carryforwards of approximately $18,900,000, which may be used to reduce taxable income in future years through the year 2023. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of September 30, 2003, the Company had approximately $ 26,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements for June 30, 2003 had been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors issued their audit report for the June 30, 2003 financial statements dated October 9, 2003 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

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

The Company anticipates that during its 2004 fiscal year it will need to raise over $4,000,000 to support its working capital needs and to continue to execute the requirements of its business plan In November 2004, the Company completed an offering of 2,600 shares of Series B 10% Cumulative Convertible Preferred Stock for gross proceeds to the Company of approximately $2.6 million of which $750,000 had been received by September 30, 2003. The remainder was placed in an escrow account and as of November 12, 2003 approximately $1,725,000 was transferred to the Company. The Company is continuing its efforts to raise capital through private equity transactions, subject to the provisions of Regulation D of the Securities Act of 1933, as amended, and, although there can be no assurances, the Company believes that its current cash and anticipated proceeds from equity transactions and operating cash flows will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of fiscal 2004.

Subsequent Events

On October 1, 2003, the Company filed a Certificate of Designations, Preferences and Rights of Series A 8% Cumulative Convertible Preferred Stock (the "Series A Certificate") which established the series of preferred stock of the Company designated as Series A 8% Cumulative Convertible Preferred Stock. The Series A Certificate authorized the issuance of up to 1,000,000 shares of Series A 8%

Cumulative Convertible Preferred Stock (the "Series A Preferred"). Each share of Series A Preferred has a par value of $.00001 per share and an issuance price of $1.00 per share and may be converted into four shares of the Company's common stock during the first twelve (12) months following the date of its issuance. Thereafter, each share of Series A Preferred is convertible into the number of shares of common stock equal to $1.00 per share of Series A Preferred, plus any unpaid dividends, divided by the average closing bid price of the Company's common stock for the last five (5) trading days prior to the date of conversion, subject to a minimum conversion price of $.75 per common share. Each share of Series A Preferred shall be paid, out of any assets at the time legally available therefore, a cumulative dividend at the rate of eight percent (8%) per annum from the date of issuance. Such 8% dividend is in pari passu with the payment of dividends on other series of preferred stock of the Company and prior and in preference to any declaration or payment of any distribution to any class of common stock of the Company. The 8% dividend shall be payable to the holders of Series A Preferred in cash or shares of common stock at the time of the conversion of the Series A Preferred to common stock. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of Series A Preferred shall be pari passu in rights to the holders of the Company's common stock and shall be entitled to be paid a maximum amount equal to one dollar ($1.00) per share of Series A Preferred, plus any accrued but unpaid dividends. The holders of the Series A Preferred shall have no voting rights, except that the consent of the holders of at least a majority of the shares of Series A Preferred outstanding shall be necessary for authorizing or effecting an amendment to the provisions of the Series A Certificate which would affect adversely the preferences, priority, rights, powers or privileges of the Series A Preferred stock. For the complete terms of the Series A Certificate, the reader is hereby referred to Exhibit 3.6 to this Report, which is incorporated herein by reference, for its full text.

On October 1, 2003, the Company filed a Certificate of Designations, Preferences and Rights of Series B 10% Cumulative Convertible Preferred Stock (the "Series B Certificate"), which established the series of preferred stock of the Company designated as Series B 10% Cumulative Convertible Preferred Stock. The Series B Certificate authorized the issuance of up to 20,000 shares of Series B 10% Cumulative Convertible Preferred Stock (the "Series B Preferred"). Each share of Series B Preferred has a par value of $.00001 per share and an issuance price of $1000.00 per share and may be converted into approximately 5,556 shares of the Company's common stock. Each share of Series B Preferred shall be paid, out of any assets at the time legally available therefore, a cumulative dividend at the rate of ten percent (10%) per annum from the date of issuance. Such 10% dividend is in pari passu with the payment of dividends on other series of preferred stock of the Company and prior and in preference to any declaration or payment of any distribution to any class of common stock of the Company. The 10% dividend shall be payable to the holders of Series B Preferred in cash or shares of common stock at the time of the conversion of the Series B Preferred to common stock. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of Series B Preferred shall have rights senior to the rights to the holders of the Company's Series A Preferred and common stock and shall be entitled to be paid a maximum amount equal to one thousand dollars ($1000.00) per share of Series B Preferred, plus any accrued but unpaid dividends. The holders of the Series B Preferred shall have no voting rights, except that the consent of the holders of at least a majority of the shares of Series B Preferred outstanding shall be necessary for authorizing or effecting an amendment to the provisions of the Series B Certificate which would affect adversely the preferences, priority, rights, powers or privileges of the Series B Preferred stock. For the complete terms of the Series B Certificate, the reader is hereby referred to Exhibit 3.7 to this Report, which is incorporated herein by reference, for its full text.

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

Licensing revenue from Spider Software is recognized upon product delivery provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

Controls And Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive and financial officer, and the Company's Chief Operating Officer, its principal operating officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive and financial officer and principal operating officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     In October 2003, the Company received a summons and complaint filed in the Supreme Court of the State of New York on October 1, 2003 on behalf of a former consultant to the Company. The consultant provided services to the Company from March 2003 until August 2003, when he severed his ties with the Company to pursue other profession opportunities. The consultant claims that the Company owes him additional compensation in the amount of $60,000 for services he rendered to the Company during the period of his engagement as a consultant. The Company has referred this matter to its legal counsel and is currently reviewing its options and deciding how to proceed. The total damages claimed by the consultant in this action is $60,000 plus reasonable attorney's fees and unspecified liquidated damages.

ITEM 2.   Changes In Securities And Use Of Proceeds.

     The following information relates to sales of unregistered securities by the Company during first quarter of fiscal 2004 ended September 30, 2003. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

     In the first quarter of fiscal 2004, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the "A Shares") with gross proceeds to the Company from the sale equaling $975,940. The A Shares had a purchase price of $1.00 per share. The A Shares have a cumulative dividend of 8% per year, which is payable in cash or stock at the time of conversion. During the first twelve months from the date of issuance each A Share is convertible into four shares of the common stock of the Company. Thereafter, the A Shares are convertible to common stock based upon the average market price of the Company's common stock over the five-day period immediately preceding the conversion date, subject to a minimum conversion price of $.75 per share of common stock. The purchase price of the A Shares was paid in cash. All of the A Shares sold in this offering were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The Company paid finders and placement fees in the amount of $166,375 in connection with the sale of the A Shares. The A Shares and the common stock underlying the A Shares are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. The A Shares and the common stock underlying the A Shares issued in the offering are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the sale of the A Shares.

     In the second quarter of fiscal 2004, the Company completed an offering of 2,600 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2.6 million. The B Shares had a purchase price of $1000.00 per share. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The purchase price of the B Shares was paid in cash. All of the B Shares sold in this offering were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The B Shares and the common stock underlying the B Shares are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. The B Shares and the common stock underlying the B Shares are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the sale of the B Shares.

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

ITEM 5.   Other Information.

     During the first quarter of fiscal 2004, the Company implemented a voluntary cash salary reduction plan for its employees in order to reduce the monthly cash flow requirements of the Company. The terms of the plan allows participating employees to receive a portion of their salaries in shares of restricted common stock of the Company. Participation in the plan is voluntary. Beginning in July 2003, and continuing through the end of the calendar year 2003, several members of the Company's senior management team and three consultants agreed to participate in this program. The forgone cash salary will instead be paid in January 2004 in shares of the common stock of the Company at a conversion price of $.10 per share. As of September 30, 2003, the total amount of cash salary that had been foregone and which will be converted under this program was $54,499, which would result in the issuance to the participants of 544,990 shares of common stock. For the quarter ending September 30, 2003 the Company recognized $136,248 of expense based on the closing price of the stock. Such shares of common stock will be restricted securities and issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that Act. Such shares of common stock will be subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of issuance.

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

3.2* By-laws of WARP Technology Holdings, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3* The form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc. Incorporated by reference to
                  Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on September 3, 2002.

3.4* Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003. Incorporate by reference to Exhibit 3.4 to the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

3.5* Form of Charter of the Audit Committee of the Board of Directors of WARP Technology Holdings, Inc. as adopted by the Unanimous Consent of the Board of Directors of the Company in May 2003 which governs the make-up, powers and responsibilities of the Audit Committee of the Board of Directors. Incorporate by reference to Exhibit 3.5 to the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

3.6# Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7# Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

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

November __, 2003
                                    WARP TECHNOLOGY HOLDINGS INC


                                    By: /s/ Malcolm Coster
                                       ---------------------------
                                       Malcolm Coster, CEO and President
                                       Principle Executive and Financial Officer
                                       as Registrant's duly authorized officer

    Certification of Chief Executive Officer and Principal Financial Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm Coster, Chief Executive Officer and Principal Financial Officer of the Company, certify that:

1. I have reviewed this Report on Form 10-QSB;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003

                                    By /s/ Malcolm Coster
                                       ---------------------------------------
                                       Malcolm Coster, Chief Executive Officer
                                       Principal Financial Officer and President

                    Certification of Chief Operating Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

     In connection with the Quarterly Report on Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Gnip, Chief Operating Officer of the Company, certify that:

1. I have reviewed this Report on Form 10-QSB;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2003

                                       By /s/ John Gnip
                                          -------------------------------------
                                          John Gnip, Chief operating Officer
                                          and Secretary

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
------            -----------------------

3.6 Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

99.1              Certification of Malcolm Coster pursuant to 18 U.S.C. Section
                  1350.

99.2              Certification of John Gnip pursuant to 18 U.S.C. Section 1350.