Form 10QSB
period 2003-12-31
WARP TECHNOLOGY HOLDINGS INC
filed 2004-02-12
CIK 1125052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Fiscal Quarter Ended December 31, 2003

                                       or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                         88-0467845
--------------------------------------------------------------------------------
State or other jurisdiction of             I.R.S. Employer Identification Number
incorporation or organization

                 708 3rd Avenue, 6th Floor, New York, N.Y. 10017
                 -----------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 2, 2004, there were 72,262,586 shares of Common Stock, par value $.00001 per share, outstanding


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

ITEM 1.   Financial Statements.

Table of Contents                                                        Page

     Consolidated Balance Sheets                                           3

     Consolidated Statements of Operations                                 4

     Consolidated Statements of Cash Flows                                 5

     Notes to Consolidated Financial Statements                            6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                        December 31,     June 30,
                                                           2003            2003
                                                        ----------------------------
                                                        (Unaudited)       (Audited)
Assets
Current assets:
   Cash and cash equivalents                            $    556,062    $    360,064
   Accounts receivable                                         6,620           7,692
   Inventory                                                 345,207         207,000
   Prepaid expenses and other                                 18,609          63,723
   Deferred product cost                                      46,435          14,556
                                                        ----------------------------
Total current assets                                         972,933         653,035

Property and equipment, net                                   49,448          83,936
Intangible assets, net                                       347,917         442,917
Goodwill                                                   3,893,294       3,893,294
Other assets                                                   8,722          28,111
                                                        ----------------------------
Total assets                                            $  5,272,314    $  5,101,293
                                                        ============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $    454,293    $    358,024
   Accrued expenses                                          231,726         580,462
   Prepaid subscription                                           --         490,000
   Note payable                                                   --         120,000
   Deferred revenue                                          358,012          94,712
   Accrued compensation payable                              662,000         694,000
                                                        ----------------------------
Total current liabilities                                  1,706,031       2,337,198


Stockholders' equity:

   Cumulative convertible preferred stock,
     Series A; $.00001 par value; 0 shares
     issued and outstanding at December 31, 2003                  --              --
   Cumulative convertible preferred stock,
     Series B; $.00001 par value; 3,624 shares
     issued and outstanding at December 31, 2003           3,623,720              --
   Preferred stock                                                15              15
   Common stock, $.00001 par value; 500,000,000
     shares authorized, and 72,262,586 and 67,262,586
    shares issued and outstanding at December 31,
     2003 and June 30, 2003, respectively                        723             673
   Additional paid-in capital                             39,381,882      37,658,978
   Deferred compensation                                  (5,551,834)     (7,911,000)
   Foreign currency translation                              (16,163)         18,773
   Accumulated deficit                                   (33,872,060)    (27,003,344)
                                                        ----------------------------
Total stockholders' equity                                 3,566,283       2,764,095
                                                        ----------------------------
Total liabilities and stockholders' equity              $  5,272,314    $  5,101,293
                                                        ============================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended            Six Months Ended
                                         December 31,                 December 31,
                                     2003           2002          2003            2002
                                 --------------------------------------------------------
Revenue                          $   308,715    $    86,731    $   363,911    $   146,398
Cost of Sales                         33,987            354         42,365         32,951
                                 --------------------------------------------------------
Gross Profit                         274,728         86,377        321,546        113,447

Expenses
Product development                  256,442        115,095        325,137        252,326
Sales and marketing                  630,204        129,525      1,262,119        336,256
General and administrative           730,780        616,477      1,259,207      1,183,301
Non-cash compensation,
consulting fees and other          2,075,165      5,133,333      3,397,746      5,133,333
                                 --------------------------------------------------------
Loss before interest income       (3,417,863)    (5,908,053)    (5,922,663)    (6,791,769)
                                 --------------------------------------------------------

Interest and other income             60,161          3,621         60,542          8,868
                                 --------------------------------------------------------
Net loss                         $(3,357,702)   $(5,904,432)   $(5,862,121)   $(6,782,901)
                                 ========================================================

Computation of loss Applicable to Common Shareholders

Net loss before
beneficial conversion
Preferred dividend               $(3,357,702)   $(5,904,432)   $(5,862,121)   $(6,782,901)

Beneficial conversion -
Preferred dividend                (1,006,595)            --     (1,006,595)            --
                                 --------------------------------------------------------
Loss attributable
to common stockholders           $(4,364,297)   $(5,904,432)   $(6,868,716)   $(6,782,901)
                                 ========================================================
Basic and diluted
net loss per share attributable
 to common stockholders          $     (0.06)   $     (0.10)   $     (0.10)   $     (0.11)
                                 ========================================================

Weighted-average number common
   shares--basic and diluted      68,186,499     61,361,556     67,724,543     60,471,882
                                 ========================================================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                         2003           2002
                                                     --------------------------
Operating activities
Net loss                                             $(5,862,121)   $(6,782,901)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                       134,609         38,265
     Non cash compensation                             3,397,746      5,133,333
     Changes in operating assets and
     liabilities:
         Accounts receivable                               1,176       (511,422)
         Inventory and prepaid expenses                  (93,091)       (30,869)
       Accounts payable and accrued expenses            (292,433)       (98,299)
       Deferred revenue                                  248,483        689,025
       Deferred product cost                             (31,879)       (82,066)
                                                     --------------------------
  Net cash used in operating activities               (2,497,510)    (1,644,934)
                                                     --------------------------

Investing activities
Other assets                                              19,393         (3,565)
Purchase of property and equipment                        (3,179)       (13,191)
Advances on acquisition                                       --       (250,000)
                                                     --------------------------
Net cash provided by (used in) investing
 activities                                               16,214       (266,756)
                                                     --------------------------

Financing activities
Collection of stockholder loan                                --         19,000
Repayment of Bridge loan                                (120,000)            --
Proceeds from issuance of common stock, net of
 issuance costs                                        2,811,543      1,272,000
                                                     --------------------------
Net cash provided by financing activities              2,691,543      1,291,000
                                                     --------------------------

Net decrease in cash                                     210,247       (620,690)
Effects of exchange rates on cash                        (14,249)
Cash--beginning of period                                360,064      1,184,652
                                                     --------------------------
Cash--end of period                                  $   556,062    $   563,962
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

On August 12, 2002, the Company's Board of Directors authorized and approved the establishment of a subsidiary in the state of Nevada with the name WARP Technology Holdings, Inc. In addition, the Company's Board of Directors authorized and approved the issuance of 100,000 shares of the Company's common stock to its attorneys for legal services.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Warp Technology Holdings, Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

The Company has incurred recurring operating losses since its inception, as of December 31, 2003 had an accumulated deficit of approximately $33,872,000 and at December 31, 2003 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company anticipates that during its 2004 fiscal year it will need to raise at least $6,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. In November 2003 the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock for approximately $2,647,780. On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (subsequently converted into Series B 10% Cumulative Convertible Preferred Stock) with gross proceeds to the Company from the sale equaling $975,940. There can be no assurance that the Company will have sufficient capital to support its working capital needs through its 2004 fiscal year.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiaries (collectively the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of financial statements and the reported amount of revenue and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from the sale of the WARP 2063e product when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its WARP 2063e products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements is being recognized ratably over the term of the PCS agreement.

Licensing revenues from Spider are recognized upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market using the specific identification method.

Intangible Assets and Goodwill

Intangible assets are primarily comprised of trademark, software, non-compete agreements and workforce assembly. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets." No amortization is necessary and goodwill is tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life of two to three years.

Comprehensive Loss

Comprehensive loss for the twelve months ended June 30, 2003 was approximately $13,034,000.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options aggregating approximately 39,398,000 as of December 31, 2003 of common shares are not included as the inclusion of such would be anti-dilutive for all periods presented.

Stock-Based Compensation

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

                                                 Three Months Ended December 31,  Six Months Ended December 31,
                                                 -------------------------------  -----------------------------
                                                        2003           2002           2003           2002
---------------------------------------------------------------------------------------------------------------
Net loss, as reported                               $(3,357,702)   $(5,904,432)   $(5,862,121)   $(6,782,901)
Add: Total stock-based employee
compensation expense included in
reported net loss                                     1,172,833      5,133,333      2,359,167      5,133,333
Deduct:  Total stock-based employee
compensation expense determined
 under fair value method for all awards              (1,203,428)    (5,261,667)    (2,421,671)    (5,261,667)
                                                    -----------    -----------    -----------    -----------

Net loss, pro forma                                 $(3,388,297)   $(6,032,776)   $(5,924,625)   $(6,911,235)
Beneficial conversion - Preferred dividend           (1,006,595)            --     (1,006,595)            --
Net Loss attributable to common stockholders-
Pro forma                                           $(4,394,892)   $(6,032,776)   $(6,931,220)   $(6,911,235)

Basic and diluted net loss per share, as reported   $      (.06)   $      (.10)   $      (.10)   $      (.11)
Basic and diluted net loss per share, pro forma     $      (.06)   $      (.10)   $      (.10)   $      (.11)
---------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 30, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 has not and is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not and is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

In January 2003, the FASB issued FASB interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). FIN46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. The consolidation requirements apply to the first fiscal or interim period ending after March 15, 2004. The adoption of FIN46 is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

Segment Information

The Company operates in one segment.

Note 3. Stockholders Equity

In December 2003, the Company issued 5,000,000 shares of common stock to Blue & Gold Enterprises LLC ("Blue & Gold") as consideration for financial consulting services provided by Mr. Steven Antebi pursuant to the Consulting Agreement dated December 2003 between the Company and Mr. Antebi (the "Consulting Agreement"). The shares issued to Blue & Gold are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that Act and Rule 506 of Regulation D thereunder. The shares issued to Blue & Gold are subject to the provisions of Rule 144 of the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of receipt. A copy of the Consulting Agreement is attached hereto as Exhibit 10.13 and the reader is referred to that exhibit for the full text of that agreement.

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2,647,780. The B Shares had a purchase price of $1,000.00 per share. The purchase price of the B Shares was paid in cash. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 14,710,000 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 7,355,000 shares of common stock and would raise approximately $2,427,000 if exercised by all warrant holders. The Company recorded approximately $736,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. All of the B Shares sold in this offering were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The B Shares and the common stock underlying the B Shares and warrants are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. The B Shares and the common stock underlying the B Shares and warrants are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of purchase. No general solicitations were made in connection with the sale of the B Shares. The Company was required to file a registration statement within 45 days of the closing date. As of December 31, 2003 the Company did not file the registration statement as such the Company is required to pay a penalty equivalent to 2% of shares purchased. The Company has recorded a charge of approximately

$89,000 relating to this penalty. The Company paid approximately $322,000 in finders' fees relating to this private placement.

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the "A Shares") with gross proceeds to the Company from the sale equaling $975,940. The A Shares had a purchase price of $1.00 per share. The A Shares had a cumulative dividend of 8% per year, which was payable in cash or stock at the time of conversion. During the first twelve months from the date of issuance each A Share was convertible into four shares of the common stock of the Company. Thereafter, the A Shares were convertible to common stock based upon the average market price of the Company's common stock over the five-day period immediately preceding the conversion date, subject to a minimum conversion price of $.75 per share of common stock. The purchase price of the A Shares was paid in cash. All of the A Shares sold in this offering were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). No general solicitations were made in connection with the sale of the A Shares. Pursuant to a "most favored nation" provision of the A Shares offering, the holders of the A Shares were entitled to receive the better terms of any offering that was completed subsequent to the closing of the A Shares offering. In order to efficiently comply with the terms of this "most favored nation" provision, the Company and the holders of the A Shares agreed to exchange the A Shares for B Shares on a dollar for dollar basis upon the completion of the B Shares offering in November 2003. As a result, the Company has cancelled all 975,940 A Shares which were to be issued and has instead issued 975.94 B Shares to the A Share subscribers. The A Share subscribers also received warrants with the same terms as the B Share subscribers. The conversion to common stock of all the B Shares issued to the A Share subscribers will result in the Company issuing approximately 5,422,000 shares of common stock to the A Share subscribers. Exercise of all the warrants held by the A Share subscribers will result in the issuance of approximately 2,711,000 shares of common stock to the A Share subscribers and would raise approximately $894,600 if exercised by all holders. The Company recorded approximately $271,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company recorded approximately $60,000 for fees relating to this private placement.

In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under its 2002 Stock Incentive Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two to three year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the six month period ending December 31, 2003 was $2,359,167.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. As of December 31, 2003, 400,000 options remain outstanding and accordingly, the Company has recorded a $400,000 liability. All 400,000 options were fully vested and exercisable as of December 31, 2003. All 400,000 options expire in December 2004.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. Under the terms of engagement the Company agreed to compensate certain consultants upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock up to a maximum of $262,000, and accordingly, the Company has recorded a $262,000 liability at December 31, 2003. At December 31, 2003, 1,438,000 options were outstanding, fully vested and exercisable and expire in December 2004.


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

Note 5.  iMimic Letter of Intent

In April 2003 the Company signed a letter of intent to acquire iMimic Networking, Inc. ("iMimic"), a Texas corporation, by July 2003. In July the companies agreed to extend this letter of intent through November 30, 2003. As consideration for the extension the Company agreed to pay iMimic's operating expenses through November 30, 2003. The Company advanced approximately $279,000 to iMimic, which was expensed on the Company's financial statements in the quarter ending December 31, 2003, since on November 30, 2003 the letter of intent expired and iMimic has no obligation to repay the Company. To date, the two parties have not been able to reach an agreement on new acquisition terms and as such there is currently no letter of intent in place between the Company and iMimic. The Company and iMimic are continuing to work together under the terms of an OEM license between them and the Company will continue to incorporate iMimic's technology into its products and software.


Note 6.   Note Payable

On June 12, 2003 a shareholder loaned the Company $120,000 on an unsecured basis. Such amount bears interest at 1% per month and was due on June 30, 2003. The Company repaid $75,000 of the loan in September 2003 and the remaining balance was repaid in November 2003.

Note 7.   Subsequent Events

In January 2004, the Board of Directors authorized the issuance of 1,500,000 warrants to Mr. Ray Musson and Killick & Co as a result of previous unregistered shares. The warrants have a (5) five-year term, an exercise price of $.36 per share and no cashless exercise provision.

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

Plan of Operations

     The Company's plan of operation is to develop, manage and market the products of its subsidiaries, which have developed unique and proprietary technologies which accelerate the processing speed of dynamic content requests and improve the efficiency of an internet or intranet network's infrastructure. The Company refers to this activity as Application Acceleration. The Company's product offerings are marketed as components of its GTEN (Global Transaction Enabled Network) application acceleration framework. This includes the WARP 2063e, SpiderSoftware's Enterprise and Spider Professional and iMimic's DataReactor and StreamReactor software products. The Company's technology moves the processing of dynamic and static content requests away from the core of an enterprises' network infrastructure to the edge of that infrastructure. By doing so, the Company's technology and products enable an enterprise to improve the efficiency of its network infrastructure resulting in:

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

Increase Sales Effectiveness:

     The Company reorganized its sales organization during the third quarter of fiscal 2003. The nature of new technology launches requires a consultative selling approach, since customers are typically unfamiliar with new techniques such as dynamic caching. In order to promote a consultative approach, the Company has formed what it believes to be a capable sales engineering team. Essentially, the Company's strategy is to have the salesperson focus on moving the customer through the sales process from "prospect" status to "closure", while the sales engineering team handles any technical details required by the customer. This approach is intended to shorten the sales cycle and promote the image of the Company.

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

Results of Operations

During the three months ending December 31, 2003 the Company recognized approximately $309,000 of revenues compared to approximately $87,000 for the three months ended December 31, 2002. The increase in revenue was due to the Company selling more software products where revenue is recognized upon delivery in 2003 compared with 2002.

During the six months ending December 31, 2003 the Company recognized approximately $364,000 of revenues compared to approximately $146,000 for the six months ended December 31, 2002. The increase in revenue was due to the Company selling more software products where revenue is recognized upon delivery in 2003 versus 2002 where revenues were all from hardware sales.

Cost of sales for three months ended December 31, 2003 was $33,987 as compared to $354 for the three months ended December 31, 2002. The increase in cost of sales was due to the Company increase in sales and change in product mix.

Cost of sales for six months ended December 31, 2003 was $42,365 as compared to $32,951 for the six months ended December 31, 2002. The increase in cost of sales was due to the Company increase in sales and change in product mix.

Product development costs were approximately $256,000 for the three months ended December 31, 2003 as compared to approximately $115,000 for the three months ended December 31, 2002. The increase was due to the Company's acquisition of Spider Software in 2003.

Product development costs were approximately $325,000 for the six months ended December 31, 2003 as compared to approximately $252,000 for the six months ended December 31, 2002. The increase was due to the Company's acquisition of Spider Software in 2003.

Sales and marketing costs were approximately $630,000 for the three months ended December 31, 2003 as compared to approximately $130,000 for the three months ended December 31, 2002. The increase represents the Company's focus on selling its products by increasing its sales force and marketing efforts.

Sales and marketing costs were approximately $1,262,000 for the six months ended December 31, 2003 as compared to approximately $336,000 for the six months ended December 31, 2002. The increase represents the Company's focus on selling its products by increasing its sales force and marketing efforts.

General and administrative expense was approximately $731,000 for the three months ended December 31, 2003 as compared to approximately $616,000 for the three months ended December 31, 2002. The increase was due primarily to advances made to iMimic that will not be repaid that were partially offset by cost cutting of corporate overhead expenses.

General and administrative expense was approximately $1,259,000 for the six months ended December 31, 2003 as compared to approximately $1,183,000 for the six months ended December 31, 2002. The increase was due primarily to advances made to iMimic that will not be repaid that were partially offset by cost cutting of corporate overhead expenses.

Non-cash compensation, consulting fees and others for the three months ended December 31, 2003 was approximately $2,075,000 as compared to approximately $5,133,000 for the three months ended December 31, 2002. The decrease in non-cash compensation primarily relates to a portion of prior year employee stock options of $5,133,000 vesting immediately as compared to $1,172,000 expensed for the three months ended December 31, 2003, and a reduction of $136,000 for previous non-cash compensation reclassed to salary expense. In addition, the Company recognized non-cash compensation of approximately $950,000 relating to 5,000,000 shares of common stock issued to a consultant and approximately $89,000 relating to penalty provision of the B Shares in December 2003.

Non-cash compensation for the six months ended December 31, 2003 was approximately $3,398,000 as compared to approximately $5,133,000 six months ended December 31, 2002. The decrease in non-cash compensation primarily relates to a portion of prior year employee stock options of $5,133,000 vesting immediately as compared with $2,359,166 expensed for the six months ended December 31, 2003, and a reduction of $136,000 for previous non-cash compensation reclassed to salary expense. In addition, the Company recognized non-cash compensation of approximately $950,000 relating to 5,000,000 shares of common stock issued to a consultant and approximately $89,000 relating to penalty provision of the B Shares in December 2003.

Net interest and other income for the three months ended December 31, 2003 was approximately $60,000 as compared to $4,000 for the three months ended December 31, 2002. The increase was due primarily to a research and development refund relating to Spider Software from the Canadian government.

Net interest and other income for the six months ended December 31, 2003 was approximately $61,000 as compared to $9,000 for the six months ended December 31, 2002. The increase was due primarily to a research and development refund relating to Spider Software from the Canadian government.

Net Operating Loss Carryforwards

At December 31, 2003, the Company has net operating loss carryforwards of approximately $20,100,000, which may be used to reduce taxable income in future years through the year 2023. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of December 31, 2003, the Company had approximately $556,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements for June 30, 2003 had been prepared on the assumption that the Company will continue as a going concern. The Company's previous independent auditors issued their audit report for the June 30, 2003 financial statements dated October 9, 2003 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, customer acquisition, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products. The Company has no firm commitments from any sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised to finance the operations of the Company through fiscal 2004. Moreover, any equity financing could result in dilution to the existing shareholders and any debt financing would result in higher interest expenses.

The Company anticipates that during its 2004 fiscal year it will need to raise at least $6,000,000 to support its working capital needs and to continue to execute the requirements of its business plan. In November 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock for gross proceeds to the Company of approximately $2,647,780. On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (subsequently converted into Series B 10% Cumulative Convertible Preferred Stock) with gross proceeds to the Company from the sale equaling $975,940. There can be no assurance that the Company will succeed in raising sufficient capital to continue operations or that any such capital will be available on favorable terms.

Subsequent Events

In January 2004, the Board of Directors authorized the issuance of 1,500,000 warrants to Mr. Ray Musson and Killick & Co as a result of previous unregistered shares. The warrants have a (5) five-year term, an exercise price of $.36 per share and no cashless exercise provision.

In February 2004, the Company sent an Offer to Exchange to certain holders of eligible warrants for Common Stock. The Offer to Exchange allows certain warrant holders the opportunity to exchange the eligible warrants for new warrants, which new warrants have a lower exercise price of $0.15 per share and are immediately exercisable for Common Stock. The Offer to Exchange will expire on March 5, 2004. On February 4, 2004 the Company filed a Schedule TO with the SEC describing the terms of the Offer to Exchange.

Critical Accounting Policies

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence indicates a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements is recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Since the Company has just begun to market its products, VSOE of the fair value of each element has not been clearly established. Accordingly, revenue from license agreements is being recognized ratably over the term of the PCS agreement.

Licensing revenue from Spider Software and Data Reactor is recognized upon product delivery provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

Goodwill and Impairment

The Company reviews goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We also review goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill be tested annually using a two-step process. The first is to identify any potential impairment by comparing the carrying value of the company to the fair market value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The Company's fair value is determined by the price in the public market. A significant decrease in the market price could result in an unexpected impairment charge to goodwill, which could have a negative impact on our operating results. We will complete our annual testing in the quarter ending June 30, 2004. The annual impairment test completed during the fourth quarter of fiscal year ended June 30, 2003 indicated that our goodwill is not impaired.

Controls And Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officer, and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the principal executive and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION

ITEM 1.   Legal Proceedings.

         In October 2003, the Company received a summons and complaint filed in the Supreme Court of the State of New York on October 1, 2003 on behalf of a former consultant to the Company. The consultant provided services to the Company from March 2003 until August 2003, when he severed his ties with the Company to pursue other professional opportunities. The consultant claimed that the Company owed him additional compensation in the amount of $60,000 for services he rendered to the Company during the period of his engagement as a consultant. The damages claimed by the consultant in this action were $60,000 plus reasonable attorney's fees and unspecified liquidated damages. In December 2003, the Company settled this action with the consultant and paid him $50,000 in cash. Pursuant to the settlement agreement the consultant withdrew his action.

ITEM 2. Changes In Securities And Small Business Issuer Purchases of Equity Securities

         The following information relates to sales of unregistered securities by the Company during the second quarter of fiscal 2004 ended December 31, 2003. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2,647,780. The B Shares had a purchase price of $1000.00 per share. The purchase price of the B Shares was paid in cash. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in this offering will result in the Company issuing approximately 14,710,000 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 7,355,000 shares of common stock and would raise approximately $2,427,000 if exercised by all holders. The Company recorded approximately $736,000 as beneficial conversion preferred dividends relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company was required to file a registration statement within 45 days of the closing date. As of December 31, 2003, the Company did not file the registration statement as such the Company is required to pay a penalty equivalent to 2% of shares purchased. The Company has recorded a charge of approximately $89,000 relating to this penalty. The Company paid approximately $322,000 in finders' fees relating to this private placement. All of the B Shares sold in this offering were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). The B Shares and the common stock underlying the B Shares and warrants are restricted securities and were issued in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. The B Shares and the common stock underlying the B Shares and warrants are subject to Rule 144 under the Securities Act and therefore generally cannot be resold if not in compliance with the limitations set forth in Rule 144 of the Securities Act. No general solicitations were made in connection with the sale of the B Shares.

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the "A Shares") with gross proceeds to the Company from the sale equaling $975,940. The A Shares had a purchase price of $1.00 per share. The A Shares had a cumulative dividend of 8% per year, which was payable in cash or stock at the time of conversion. The purchase price of the A Shares was paid in cash. All of the A Shares sold in this offering were offered and sold to accredited investors (as defined in Rule 501 of Regulation D). No general solicitations were made in connection with the sale of the A Shares. Pursuant to a "most favored nation" provision of the A Shares offering, the holders of the A Shares were entitled to receive the better terms of any offering that was completed subsequent to the closing of the A Shares offering. In order to efficiently comply with the terms of this "most favored nation" provision, the Company and the holders of the A Shares agreed to exchange the A Shares for B Shares on a dollar for dollar basis. As a result, the Company has cancelled all 975,940 A Shares which were to be issued and has instead issued 975.94 B Shares to the A Share subscribers. The A Share subscribers also received warrants with the same terms as the B Share subscribers. The conversion to common stock of all the B Shares issued to the A Share subscribers will result in the Company issuing approximately 5,421,900 shares of common stock to the A Share subscribers. Exercise of all the warrants held by the A Share subscribers would result in the issuance of approximately 2,711,000 shares of common stock to the A Share subscribers and would raise approximately $894,600 if exercised by all holders. The Company recorded approximately $271,000 as beneficial conversion preferred dividends relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company recorded approximately $60,000 for fees relating to this private placement.


     In December 2003, the Company issued 5,000,000 shares of common stock to Blue & Gold Enterprises LLC ("Blue & Gold") as consideration for financial consulting services provided by Mr. Steven Antebi pursuant to the Consulting Agreement dated December 2003 between the Company and Mr. Antebi (the "Consulting Agreement"). The shares issued to Blue & Gold are restricted shares and were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that Act and Rule 506 of Regulation D there under. The shares issued to Blue & Gold are subject to the provisions of Rule 144 of the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of receipt. A copy of the Consulting Agreement is attached hereto as Exhibit 10.13 and the reader is referred to that exhibit for the full text of that agreement.

ITEM 3.   Defaults Upon Senior Securities.

     None

ITEM 4.   Submission Of Matters To A Vote Of Security Holders.

     None

ITEM 5.   Other Information.

     On November 30, 2003, the letter of intent between the Company and iMimic Networking Inc. ("iMimic") which outlined the terms of a proposed acquisition of iMimic by the Company expired. To date, the two parties have not been able to reach an agreement on new acquisition terms and as such there is currently no letter of intent in place between the Company and iMimic. The Company and iMimic are continuing to work together under the terms of an OEM license between them and the Company will continue to incorporate iMimic's technology into its products and software.

     On January 28, 2004, Mr. Karl Douglas resigned from his position on the Board of Directors and the Audit Committee of the Board of Directors of the Company. Mr. Douglas wished to commit more time to other business interests and did not have any disagreements with the Company or the Board of Directors, on any matter relating to the Company's operations, policies or practices.

     On January 28, 2004, Mr. Gus Bottazzi was appointed to the Board of Directors of the Company to fill the vacancy created by Mr. Douglas' resignation. On that same date, Mr. Bottazzi was promoted by the Board of Directors to the positions of President and Chief Executive Officer of the Company. Mr. Malcolm Coster resigned from his position as the interim President and Chief Executive Officer but retained his position as the Company's Chairman of the Board of Directors and principal financial officer. Mr. Coster had been acting as the interim President and Chief Executive Officer since August 2003 under the terms of an Employment Agreement between himself and the Company executed in November 2003. The terms of Mr. Coster's Employment Agreement applied retroactively to the date of his appointment as interim President and Chief Executive Officer. A copy of Mr. Coster's Employment Agreement is attached hereto as Exhibit 10.14 and the reader is referred to that exhibit for the full text of that agreement.

     In January 2004, the Board of Directors authorized the issuance of 1,500,000 warrants to Mr. Ray Musson and Killick & Co as a result of previous unregistered shares. The warrants have a (5) five-year term, an exercise price of $.36 per share and no cashless exercise provision.

     In February 2004, the Company sent an Offer to Exchange to certain holders of eligible warrants for Common Stock. The Offer to Exchange allows certain warrant holders the opportunity to exchange the eligible warrants for new warrants, which new warrants have a lower exercise price of $0.15 per share and are immediately exercisable for Common Stock. The Offer to Exchange will expire on March 5, 2004. On February 4, 2004 the Company filed a Schedule TO with the SEC describing the terms of the Offer to Exchange.

ITEM 6.   Exhibits And Reports On Form 8-K.

(a)      Exhibits:

     The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number            Description Of Document
------            -----------------------

2.1* Form of Share Exchange Agreement dated as of May 16, 2002 by and among Abbott Mines, Ltd., Carlo Civelli, Mike Muzylowski, WARP Solutions, Inc., Karl Douglas, John Gnip and the Persons Identified on Schedule A thereto. Incorporated by reference to
                  Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on June 10, 2002.

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

3.4* Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

3.5* Form of Charter of the Audit Committee of the Board of Directors of WARP Technology Holdings, Inc. as adopted by the Unanimous Consent of the Board of Directors of the Company in May 2003 which governs the make-up, powers and responsibilities of the Audit Committee of the Board of Directors. Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

3.6* Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003. Incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

3.7* Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003. Incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

10.13# Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14# Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

31.1# Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2# Certification of Pricipal Financial Officer requires by Exchange Act Rules 13a-14(a) (Section 302)

32.1# Certification required by 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2# Certification required by 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------
*   Incorporated herein by reference.
#   Filed herewith.

(b)      Reports on Form 8-K:

     The following reports on Form 8-K have been filed during the time period covered by this report:

     On December 19, 2003, the Company filed a Current Report on Form 8-K which disclosed that on December 16, 2003 it had changed its independent accountant from Ernst & Young LLP to Mahoney Cohen & Company, CPA, P.C.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February __, 2004
                                            WARP TECHNOLOGY HOLDINGS INC


                                            By: /s/ Gus Bottazzi
                                                -------------------------------
                                                Gus Bottazzi, CEO and President
                                                and Principal Executive Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
------            -----------------------

10.13 Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

31.1 Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2 Certification of Pricipal Financial Officer requires by Exchange Act Rules 13a-14(a) (Section 302)

32.1 Certification required by 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification required by 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002