Form 10QSB
period 2004-03-31
WARP TECHNOLOGY HOLDINGS INC
filed 2004-05-17
CIK 1125052

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the Fiscal Quarter Ended March 31, 2004

                                       or

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                                88-0467845
-----------------------------                             ---------------------
State or other jurisdiction of                               I.R.S. Employer
incorporation or organization                             Identification Number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, there were 93,490,701 shares of Common Stock, par value $.00001 per share, outstanding.

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

ITEM 1.   Financial Statements.

Table of Contents                                                       Page

     Consolidated Balance Sheets                                          3

     Consolidated Statements of Operations                                4

     Consolidated Statements of Cash Flows                                5

     Notes to Consolidated Financial Statements                           6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                              March 31,       June 30,
                                                                2004            2003
                                                            ----------------------------
                                                             (Unaudited)     (Audited)
Assets
Current assets:
   Cash and cash equivalents                                $  1,009,132    $    360,064
   Accounts receivable                                           273,947           7,692
   Inventory                                                          --         207,000
   Prepaid expenses and other                                     15,850          63,723
   Deferred product cost                                          28,839          14,556
                                                            ----------------------------
Total current assets                                           1,327,768         653,035

Property and equipment, net                                       43,836          83,936
Intangible assets, net                                           300,417         442,917
Goodwill                                                       3,893,294       3,893,294
Other assets                                                          --          28,111
                                                            ----------------------------
Total assets                                                $  5,565,315    $  5,101,293
                                                            ============================

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                         $    549,148    $    358,024
   Accrued expenses                                              179,846         580,462
   Prepaid subscription                                               --         490,000
   Note payable                                                       --         120,000
   Deferred revenue                                              264,929          94,712
   Accrued compensation payable                                  662,000         694,000
                                                            ----------------------------
Total current liabilities                                      1,655,923       2,337,198


Stockholders' equity:

   Cumulative convertible preferred stock,
     Series A; $.00001 par value; 0 shares
     issued and outstanding at March 31, 2004                         --              --
   Cumulative convertible preferred stock,
     Series B; $.00001 par value; 3,213 shares
     issued and outstanding at March 31, 2004                  3,212,780              --
   Preferred stock                                                     8              15
   Common stock, $.00001 par value; 500,000,000
     shares authorized, and 93,490,701 and 67,262,586
     shares issued and outstanding at March 31,
     2004 and June 30, 2003, respectively                            935             673
   Additional paid-in capital                                 43,430,464      37,658,978
   Deferred compensation                                      (5,786,334)     (7,911,000)
   Foreign currency translation                                   (5,833)         18,773
   Accumulated deficit                                       (36,942,628)    (27,003,344)
                                                            ----------------------------
Total stockholders' equity                                     3,909,392       2,764,095
                                                            ----------------------------
Total liabilities and stockholders' equity                  $  5,565,315    $  5,101,293
                                                            ============================

See accompanying notes

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended               Nine Months Ended
                                             March 31,                       March 31,
                                       2004            2003            2004            2003
                                  ------------------------------------------------------------
Revenue                           $    370,784    $     86,632    $    734,695    $    233,030
Cost of Sales                          368,158           9,533         410,523          42,484
                                  ------------------------------------------------------------

Gross Profit                             2,626          77,099         324,172         190,546

Expenses
Product development                    149,597         101,000         474,734         353,326
Sales and marketing                    469,006         623,197       1,731,125         959,453
General and administrative           1,007,150         669,894       2,266,357       1,853,195
Non-cash compensation,
consulting and other fees              915,885       2,846,555       4,313,631       7,979,888
                                  ------------------------------------------------------------
Loss before interest income         (2,539,012)     (4,163,547)     (8,461,675)    (10,955,316)
                                  ------------------------------------------------------------

Interest and other income                1,838           4,660          62,380          13,528
                                  ------------------------------------------------------------
Net loss                          $ (2,537,174)   $ (4,158,887)   $ (8,399,295)   $(10,941,788)
                                  ============================================================

Computation of loss Applicable
 to Common Shareholders

Net loss before
Beneficial conversion and
Preferred dividend                $ (2,537,174)   $ (4,158,887)   $ (8,399,295)   $(10,941,788)

Beneficial conversion and
Preferred dividend                    (533,394)             --      (1,539,989)             --
                                  ------------------------------------------------------------
Loss attributable
to common stockholders            $ (3,070,568)   $ (4,158,887)   $ (9,939,284)   $(10,941,788)
                                  ============================================================
Basic and diluted
net loss per share attributable
 to common stockholders           $      (0.04)   $      (0.06)   $      (0.14)   $      (0.18)
                                  ============================================================

Weighted-average number common
   shares--basic and diluted        75,729,589      64,278,937      70,373,485      62,214,186
                                  ============================================================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 March 31,
                                                         2004                2003
                                                     -----------------------------
Operating activities
Net loss                                             $ (8,399,295)   $(10,941,788)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                        187,593          99,438
     Non cash compensation, consulting and other fees   4,313,631       7,979,888
     Changes in operating assets and
     liabilities:
         Accounts receivable                             (259,410)        (42,417)
         Inventory and prepaid expenses                   254,875        (213,447)
       Accounts payable and accrued expenses             (251,861)        (88,275)
       Deferred revenue                                   160,578         132,061
       Deferred product cost                              (14,283)        (27,228)
                                                     -----------------------------
  Net cash used in operating activities                (4,008,172)   $ (3,101,768)
                                                     -----------------------------

Investing activities
Other assets                                               28,111          (4,050)
Purchase of property and equipment                         (3,175)        (15,496)
Cash acquired in Acquisition                                               36,109
Advances and acquisition consideration                                   (262,775)
                                                     -----------------------------
Net cash provided by (used in) investing
 activities                                                24,936        (246,212)
                                                     -----------------------------

Financing activities
Collection of stockholder loan                                             19,000
Payments on loan payable                                 (120,000)        (31,116)
Proceeds from issuance of stock, net of
 issuance costs                                         4,682,320       3,063,215
                                                     -----------------------------
Net cash provided by financing activities               4,562,320       3,051,099
                                                     -----------------------------

Net increase (decrease) in cash                           579,083        (296,881)
Effects of exchange rates on cash                          69,985          (1,180)
Cash--beginning of period                                 360,064       1,184,652
                                                     -----------------------------
Cash--end of period                                  $  1,009,132    $    886,591
                                                     =============================

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

The Company is an information technology company that produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The Company's GTEN suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Warp Technology Holdings, Inc. and its subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

The Company has incurred recurring operating losses since its inception. As of March 31, 2004 the Company had an accumulated deficit of approximately $36,943,000 and at March 31, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. The Company has raised approximately $4,682,000 (net of issuance cost) from the exercise of warrants and sale of Preferred and Common stock for the nine months ended March 2004. The Company anticipates it will need to raise at least an additional $3,000,000 to support its working capital needs and to continue to execute through March 2005 the requirements of its business plan. There can be no assurance that the Company will have sufficient capital to support its working capital needs through its 2004 fiscal year.

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

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from the sale of the WARP 2063e product when persuasive evidence of a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post-contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements are recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Accordingly, revenue from license agreements is being recognized ratably over the term of the PCS agreement. In January 2004 the Company has discontinued marketing the 2063e product. Licensing revenues from Spider are recognized upon product delivery, provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market using the specific identification method. As of March 31, 2004 the Company changed its business model from selling hardware and software to selling only software. As a result the Company wrote off all of its remaining hardware inventory of approximately $328,000.

Intangible Assets and Goodwill

Intangible assets are primarily comprised of trademark, software, non-compete agreements and workforce assembly. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" no amortization of goodwill is necessary and goodwill is tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life of two to three years.

Comprehensive Loss

Comprehensive loss for the twelve months ended June 30, 2003 was approximately $13,034,000.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 48,067,000 common shares as of March 31, 2004 are not included, as the inclusion of such would be anti-dilutive for all periods presented.

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

                                                          Three Months Ended              Nine Months Ended
                                                               March 31,                       March 31,
                                                         2004            2003            2004            2003
                                                    ----------------------------    ----------------------------
Net loss, as reported                               $ (2,537,174)   $ (4,158,887)   $ (8,399,295)   $(10,941,788)
Add: Total stock-based employee
compensation expense included in
reported net loss                                        496,167       1,242,000       2,855,333       6,375,333
Deduct:  Total stock-based employee
compensation expense determined
 under fair value method for all awards                 (510,577)     (1,273,565)     (2,932,248)     (6,535,232)
                                                    ------------    ------------    ------------    ------------

Net loss, pro forma                                 $ (2,551,584)   $ (4,190,452)   $ (8,476,210)    (11,101,687)
Beneficial conversion-Preferred dividend                (533,394)             --      (1,539,989)             --
Net Loss attributable to common stockholders-
Pro forma                                           $ (3,084,978)   $ (4,190,452)   $(10,016,199)   $(11,101,687)

Basic and diluted net loss per share, as reported   $       (.04)   $       (.06)   $       (.14)   $      (.18)
Basic and diluted net loss per share, pro forma     $       (.04)   $       (.07)   $       (.14)   $      (.18)

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

In December 2003, the FASB issued FASB interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). FIN46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual return or both. The consolidation requirements apply to the first fiscal or interim period ending after December 15, 2004. The adoption of FIN46 is not expected to have a material impact on the Company's financial condition, results of operations, and cash flows.

Segment Information

The Company operates in one segment.

Note 3. Stockholders Equity

On March 29, 2004, the Company issued 5,000,000 shares of common stock to Noah Clark as consideration for four months of financial consulting services begining April 1, 2004, to be provided by Mr. Clark pursuant to the Consulting Agreement dated March 26, 2004 between the Company and Mr. Clark (the "Consulting Agreement"). The Company recognized approximately $950,000 as deferred compensation relating to this agreement. The shares issued to Mr. Clark were restricted shares on the date of issuance. On April 26, 2004, the Company filed an Amendment Number 1 to a Registration Statement on Form S-2 originally filed on April 4, 2004 (hereinafter referred to as the "April Form S-2"), which covered the shares of common stock issued to Mr. Clark under his consulting agreement. On April 29, 2004, the April Form S-2 was declared effective by the Securities and Exchange Commission (File No. 333-114296). A copy of the Consulting Agreement is attached hereto as Exhibit 10.15 and the reader is referred to that exhibit for the full text of that agreement.

On March 12, 2004, the Company approved the issuance 97,608 shares of common stock to Bradley L. Steere, Esq. as consideration for legal services rendered to the Company in the amount of approximately $18,500.

On March 12, 2004, the Company approved the issuance 32,639 shares of common stock to Mr. Wesley Ramjeet as consideration for professional accounting services rendered to the Company in the amount of approximately $5,900.

On March 12, 2004, the Company approved the issuance 555,554 shares of common stock to Mr. Malcolm Coster pursuant to the terms and conditions of his Employment Contract as compensation for services rendered by Mr. Coster to the Company in the amount of approximately $111,000 as its interim Chief Executive Officer.

In March 2004, several holders of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company established to complete the acquisition of Spider, converted their preferred stock to shares of the Company's common stock. Such conversions resulted in the issuance of 767,003 shares of common stock.

In March 2004, holders of 1,468.94 shares of the Company's Series B 10% Cumulative Convertible Preferred Stock ("B Shares") converted their B Shares into shares of the Company's common stock. Such conversions resulted in the issuance of 8,857,643 shares of common stock. The 8,857,643 common shares issued on the conversions consisted of 8,160,783 shares derived from the B Shares' $.18 conversion price, 267,872 shares issued as payment of the B Shares 10% cumulative dividend, and 428,988 shares issued as payment of a 6% penalty for the failure by the Company to cause its March Form S-2 (as defined below) to be declared effective in a timely manner.

On March 5, 2004, the Company initiated a warrant exchange program (the "Program") applicable to all of the Company's outstanding warrants (collectively the "Original Warrants"). The Program was an opportunity for the Company's warrant holders to choose whether they wanted to keep their Original Warrants or exchange them for new warrants (the "Exchanged Warrants"). The Exchanged Warrants had an exercise price of $0.15 per share, as compared to the Original Warrants, which have exercise prices of $0.36, $0.33, $0.25, or $0.18 per share, and were required to be exercised immediately after their issuance. The Program closed on March 18, 2004, and resulted in the exchange of 4,302,387 Original Warrants for Exchanged Warrants. The immediate exercise of the Exchanged Warrants caused the issuance by the Company of 4,302,387 shares of common stock for gross proceeds to the Company of $645,358. The Company recorded approximately $132,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price.

In March 2004, 135,000 warrants were exercised at $.10 per share; the Company received approximately $13,500.

On February 10, 2004, the Company completed an offering of 1,058 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sales equaling $1,058,000. The B Shares had a purchase price of $1,000.00 per share. The purchase price of the B Shares was paid in cash. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion at the election of the Company. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 5,877,800 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 2,938,900 shares of common stock. The Company recorded approximately $235,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. On March 22, 2004, the Company filed an Amendment Number 2 to a Registration Statement on Form S-2 originally filed on February 12, 2004 (hereinafter referred to as the "March Form S-2"), which covered the common shares issuable upon the conversion of the all B Shares and warrants sold in this offering. On March 31, 2004, the March Form S-2 was declared effective by the Securities and Exchange Commission File No. 333-112771. The Company paid approximately $106,000 in placement agent fees relating to this private placement.

On February 10, 2004, the Company closed an offering of 1,600,000 restricted shares of its common stock and 800,000 warrants to purchase common stock in a private transaction for gross proceeds of $288,000 in cash. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. The March Form S-2, declared effective on March 31, 2004, registered the shares sold in this offering and the common stock issuable upon the exercise of the warrants sold in this offering. The Company paid approximately $28,000 in placement agent fees relating to this private placement.

In January 2004, the Company issued 1,500,000 warrants to Mr. Ray Musson and Killick & Co. as a settlement for not registering previously sold shares. The warrants have a (5) five-year term, an exercise price of $.36 per share and no cashless exercise provision. The Company recorded as expense $180,000 relating to this warrants issuance. The March Form S-2, declared effective on March 31, 2004, registered the shares of common stock issuable upon the exercise of the warrants issued to Mr. Musson and Killick & Co.

In December 2003, the Company issued 5,000,000 shares of common stock to Blue & Gold Enterprises LLC ("Blue & Gold") as consideration for financial consulting services provided by Mr. Steven Antebi pursuant to the Consulting Agreement dated December 2003 between the Company and Mr. Antebi. The shares issued to Mr. Antebi were restricted shares on the date of issuance. The April Form S-2, declared effective on April 29, 2004, registered the shares of common stock issued to Mr. Antebi under his consulting agreement.

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2,647,780. All of the B Shares sold in this offering were offered and sold to accredited investors in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. No general solicitation was made in connection with the sale of the B Shares. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 14,710,000 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 7,355,000 shares of common stock. The Company recorded approximately $736,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants sold in this offering. However, the Company was not able to get the March Form S-2 declared effective before the passing of certain deadlines and as such the Company is required to pay a penalty equivalent to 6% of the common shares underlying the B Shares sold in this offering. The Company has recorded a charge of approximately $217,423 relating to this penalty (including the penalty relating to the Series A subscribers described below) for the nine months ended March 31, 2004. In addition, the Company incurred approximately $167,000 of dividends to the Series B shareholders. The Company paid approximately $322,000 in finders' fees relating to this private placement.

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the "A Shares") with gross proceeds to the Company from the sale equaling $975,940. All of the A Shares sold in this offering were offered and sold to accredited investors in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. No general solicitation was made in connection with the sale of the A Shares. Pursuant to a "most favored nation" provision of the A Shares offering, the holders of the A Shares were entitled to receive the better terms of any offering that was completed subsequent to the closing of the A Shares offering. As a result, the Company has cancelled all 975,940 A Shares which were to be issued and has instead issued 975.94 B Shares to the A Share subscribers. The A Share subscribers also received warrants with the same terms as the B Share subscribers. The conversion to common stock of all the B Shares issued to the A Share subscribers will result in the Company issuing approximately 5,422,000 shares of common stock to the A Share subscribers. Pursuant to a registration rights agreement between the Company and the B Share subscribers, the Company was obligated to register the shares of common stock issuable upon conversion of the B Shares within 45 days of issuance of the B Shares. This registration rights agreement contained a penalty provision that required the Company to issue the number of shares of common stock equal to 2% of the shares of common stock issuable upon conversion of the B Shares for each 30 day period until such shares were registered. When the March Form S-2 was declared effective, the Company was obligated to issue an aggregate of 1,242,698 shares of common stock pursuant to this penalty provision. Exercise of all the warrants held by the A Share subscribers will result in the issuance of approximately 2,711,000 shares of common stock to the A Share subscribers. The Company recorded approximately $271,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants held by the A Share subscribers. The Company recorded approximately $60,000 for fees relating to this private placement.

In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under its 2002 Stock Incentive Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two to three year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. Deferred compensation is being amortized for financial reporting purposes over the vesting period of the options. The amount recognized as expense for the nine months ending March 31, 2004 was $2,855,000.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise price of $.25 of each option up to one dollar in cash or stock. As of March 31, 2004, 400,000 options remain outstanding and accordingly, the Company has recorded a $400,000 liability. All 400,000 options were fully vested and exercisable as of March 31, 2004. All 400,000 options expire in December 2004.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. Under the terms of engagement the Company agreed to compensate certain consultants upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock up to a maximum of $262,000, and accordingly, the Company has recorded a $262,000 liability at March 31, 2004. At March 31, 2004, 1,438,000 options were outstanding, fully vested and exercisable and expire in December 2004.

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

Plan of Operations

         In January 2004 the Company changed its business model from a hardware and software company to a pure software company. Management made the change to allow the Company to better leverage its channel partners and manage its product portfolio.

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

Increase Product Range:

The Company has initiated a strategy to broaden the scope of the technologies that it delivers to its customers and channel partners through a series of acquisitions and licensing strategies. A significant portion of that plan is underway, as the combination of Spider, WARP technologies and third party OEM software has significantly increased the overall product offerings of the Company. Management expects the further broadened product coverage to promote enhanced customer traction. Dynamic caching is a relatively new technology with an undefined market size. By incorporating third party OEM software into its technology, the Company is seeking to increase the target market for its products to cover the static caching market, which analysts estimate ranges from $250 million to $450 million per year.

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

Direct Sales:

         The Company uses its direct sales team to create base level traction with potential customers. Direct sales are used as the foundation to promote channel sales. Essentially, the strategy is to show the channel, i.e. VARs and resellers, the benefits of selling the Company's technology. In order to promote increased visibility into the sales process, the Company instituted Company wide use of an integrated sales management system. As a result, new account opportunities are closely monitored and tracked across five development stages:
Prospect, Proposal, Pilot, Negotiation, and Won/Lost. Additionally, the Company has instituted an incentive based compensation plan for all sales staff.

Channel Sales:

         Channel Sales are active in Japan and Europe. In Japan, Macnica Networks is the Company's master reseller. The Company's United Kingdom office (the "UK Office") has been effective in developing VAR relationships. To date the UK Office has developed three VAR relationships with Morse, Estafet and European Management Group. There have been no channel sales in North America to date. The Company has engaged an experienced channel sales consultant to develop the channel in South America. The focus of the Company's initial channel effort in South America will be on small integrators and resellers that focus on web performance.

Results of Operations

During the three months ending March 31, 2004 the Company recognized approximately $371,000 of revenues compared to approximately $87,000 for the three months ended March 31, 2003. The increase in revenue was due to the Company focus on developing its sales and marketing team, in addition Management has changed its business model from a hardware company to a pure software company. Revenue on software is recognized upon delivery versus hardware where it was amortized over twelve months.

During the nine months ending March 31, 2004 the Company recognized approximately $735,000 of revenues compared to approximately $233,000 for the nine months ended March 31, 2003. The increase in revenue was due to the Company focus on developing its sales and marketing team, in addition

Management has changed its business model from a hardware company to a pure software company. Revenue on software is recognized upon delivery versus hardware where it was amortized over twelve months.

Cost of sales for three months ended March 31, 2004 was approximately $368,000 as compared to $10,000 for the three months ended March 31, 2003. The increase in cost of sales was due to the Company's increased sales and write off of approximately $328,000 of inventory relating to the change in its business model from a hardware to a software company. The Company gross margin was approximately 89% exclusive of the inventory writeoff.

Cost of sales for nine months ended March 31, 2004 was $411,000 as compared to $42,000 for the nine months ended March 31, 2003. The increase in cost of sales was due to the Company's increased sales and write off of approximately $328,000 of inventory relating to the change in its business model from a hardware to a software company. The Company gross margin was approximately 89% exclusive of the inventory writeoff.

Product development costs were approximately $150,000 for the three months ended March 31, 2004 as compared to approximately $101,000 for the three months ended March 31, 2003. The increase was due primarily to salary increases and payment of severance to terminated employees.

Product development costs were approximately $475,000 for the nine months ended March 31, 2004 as compared to approximately $353,000 for the nine months ended March 31, 2003. The increase was due primarily to salary increases and payment of severance to terminated employees.

Sales and marketing costs were approximately $469,000 for the three months ended March 31, 2004 as compared to approximately $623,000 for the three months ended March 31, 2003. In 2003 the Company paid approximately $154,000 to consultants and public relations company to establish its sales and marketing focus.

Sales and marketing costs were approximately $1,731,000 for the nine months ended March 31, 2004 as compared to approximately $959,000 for the nine months ended March 31, 2003. The increase represents the Company's focus on selling its products by increasing its sales force and marketing efforts.

General and administrative expense was approximately $1,007,000 for the three months ended March 31, 2004 as compared to approximately $670,000 for the three months ended March 31, 2003. The increase was due primarily to increase in professional fees and severance costs.

General and administrative expense was approximately $2,266,000 for the nine months ended March 31, 2004 as compared to approximately $1,853,000 for the nine months ended June 30, 2003. The increase was due primarily to increase in professional fees and severance costs.

Non-cash compensation, consulting and other fees for the three months ended March 31, 2004 was approximately $916,000 as compared to approximately $2,847,000 for the three months ended March 31, 2003. The decrease of approximately $1,931,000 in non-cash compensation primarily relates to the decrease of approximately $825,000 in amortization expenses from the issuance of options granted in 2002. In addition, the Company's non-cash compensation to consultants decreased by approximately $1,474,000 which was partially offset by penalties paid to investors for failure to timely file the registration of securities.

Non-cash compensation for the nine months ended March 31, 2004 was approximately $4,314,000 as compared to approximately $7,980,000 for the nine months ended March 31, 2003. The decrease in non-cash compensation primarily relates to a portion of prior year employee stock options of $6,253,000 vesting immediately as compared to approximately $2,855,000 expensed for the nine months ended March 31, 2004. In addition, the Company recognized non-cash compensation of approximately $1,091,000 relating to shares of common stock issued to consultants and approximately $217,000 relating to penalty provision of the B Shares and $180,000 relating to penalty warrants for failure to timely file the registration of securities.

Net interest and other income for the three months ended March 31, 2004 was approximately $2,000 as compared to $5,000 for the three months ended March 31, 2003. The decrease in income was primarily due to lower cash balances.

Net interest and other income for the nine months ended March 31, 2004 was approximately $62,000 as compared to $14,000 for the nine months ended March 31, 2003. The increase in income was due primarily to a research and development refund relating to Spider Software from the Canadian government.

Net Operating Loss Carryforwards

At March 31, 2004, the Company has net operating loss carryforwards of approximately $21,807,000, which may be used to reduce taxable income in future years through the year 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of March 31, 2004, the Company had approximately $1,009,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements for June 30, 2003 had been prepared on the assumption that the Company will continue as a going concern. The Company's previous independent auditors issued their audit report for the June 30, 2003 financial statements dated October 9, 2003 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, customer acquisition, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products. The Company has no firm commitments from any sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised to finance the operations of the Company through fiscal 2004. Moreover, any equity financing could result in dilution to the existing shareholders and any debt financing would result in higher interest expense.

The Company has raised approximately $4,682,000 (net of issuance cost) from the exercise of warrants and sale of Preferred and Common stock for the nine months ended March 2004. The Company anticipates that it will need to raise at least an additional $3,000,000 to support its working capital needs and to continue to execute through March 2005 the requirements of its business plan. The Company is actively pursuing a number of alternatives to increase cash available to fund operations. There can be no assurance that the Company will succeed in raising sufficient capital to continue operations or that any such capital will be available on favorable terms.

Subsequent Events

On April 19, 2004, Mr. John Gnip resigned from his position on the Board of Directors of the Company.

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

Controls And Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officer, and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(d) and 15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the principal executive and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION

ITEM 2. Changes In Securities And Small Business Issuer Purchases of Equity Securities

         The following information relates to sales of unregistered securities by the Company during the third quarter of fiscal 2004 ended March 31, 2004. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On March 29, 2004, the Company issued 5,000,000 shares of common stock to Mr. Noah Clark as consideration for four months of financial consulting services begining April 1, 2004 to be provided by Mr. Clark pursuant to the Consulting Agreement dated March 26, 2004 between the Company and Mr. Clark (the "Consulting Agreement"). The Company recognized approximately $950,000 as deferred compensation relating to this agreement. The shares issued to Mr. Clark were restricted shares on the date of issuance. On April 26, 2004, the Company filed an Amendment Number 1 to a Registration Statement on Form S-2 originally filed on April 4, 2004 (hereinafter referred to as the "April Form S-2"), which covered the shares of common stock issued to Mr. Clark under his consulting agreement. On April 29, 2004, the April Form S-2 was declared effective by the Securities and Exchange Commission (File No. 333-114296). A copy of the Consulting Agreement is attached hereto as Exhibit 10.15 and the reader is referred to that exhibit for the full text of that agreement.

         On March 12, 2004, the Company approved the issuance 97,608 shares of common stock to Bradley L. Steere, Esq. as consideration for legal services rendered to the Company in the amount of approximately $18,500. The shares issued to Mr. Steere are restricted shares and are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date it was earned.

         On March 12, 2004, the Company approved the issuance 32,639 shares of common stock to Mr. Wesley Ramjeet as consideration for professional accounting services rendered to the Company in the amount of approximately $5,900. The shares issued to Mr. Ramjeet are restricted shares and are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date it was earned.

         On March 12, 2004, the Company approved the issuance 555,554 shares of common stock to Mr. Malcolm Coster pursuant to the terms and conditions of his Employment Contract as compensation for services rendered by Mr. Coster to the Company in the amount of approximately $111,000 as its interim Chief Executive Officer. The shares issued to Mr. Coster are restricted shares and are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date it was earned.

         In March 2004, several holders of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company established to complete the acquisition of Spider, converted their preferred stock to shares of the Company's common stock. Such conversions resulted in the issuance of 767,003 shares of common stock. The shares issued in this conversion are restricted shares and are subject to Rule 144 under the Securities Act and therefore generally cannot be resold for a period of twelve months from the date of conversion.

         In March 2004, holders of 1,468.94 shares of the Company's Series B 10% Cumulative Convertible Preferred Stock ("B Shares") converted their B Shares into shares of the company's common stock. Such conversions resulted in the issuance of 8,857,643 shares of common stock. The 8,857,643 common shares issued on the conversions consisted of 8,160,783 shares derived from the B Shares' $.18 conversion price, 267,872 shares issued as payment of the B Shares 10% dividend, and 428,988 shares issued as payment of a 6% penalty for the failure by the Company to cause its March Form S-2 to be declared effective in a timely manner. The shares issued in this conversion were restricted shares on the date of issuance. The March Form S-2 (as defined below), declared effective on March 31, 2004, subsequently covered the shares of common stock issued as a result of this conversion.

         On March 5, 2004, the Company initiated a warrant exchange program (the "Program") applicable to all of the Company's outstanding warrants (collectively the "Original Warrants"). The Program was an opportunity for the Company's warrant holders to choose whether they wanted to keep their Original Warrants or exchange them for new warrants (the "Exchanged Warrants"). The Exchanged Warrants had an exercise price of $0.15 per share, as compared to the Original Warrants, which have exercise prices of $0.36, $0.33, $0.25, $0.18 per share, and were required to be exercised immediately after their issuance. The terms of the Exchanged Warrants required that they be exercised immediately after issuance, as compared to the Original Warrants, which are exercisable for a period of 5 years from the date of issuance. Also, the terms of the Exchanged Warrants required that the exercise price be paid in cash, as compared to certain Original Warrants, which had a cashless exercise provision. All other terms of the Exchanged Warrants were the same as the terms of the Original Warrants. The purpose of the Program was to provide warrant holders with the opportunity to immediately obtain the Company's common stock based on a $0.15 per share exercise price and to provide the Company with funds through the exercise of such warrants. The Program closed on March 18, 2004, and resulted in the exchange of 4,302,387 Original Warrants for Exchanged Warrants. The immediate exercise of the Exchanged Warrants caused the issuance by the Company of 4,302,387 shares of common stock for gross proceeds to the Company of $645,348. The shares of common stock issued pursuant to the Program were restricted shares on the date of issuance. The March Form S-2 (as defined below), declared effective on March 31, 2004, subsequently covered the shares of common stock issued as a result of the Program. No placement or finder's fees were paid in connection with the Program.

In March 2004, 135,000 warrants were exercised at $.10 per share; the Company received approximately $13,500.

         On February 10, 2004, the Company completed an offering of 1,058 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sales equaling $1,058,000. The B Shares had a purchase price of $1,000.00 per share. The purchase price of the B Shares was paid in cash. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion at the election of the Company. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 5,877,800 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 2,938,900 shares of common stock. The Company recorded approximately $235,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. On March 22, 2004, the Company filed an Amendment Number 2 to a Registration Statement on Form S-2 originally filed on February 12, 2004 (hereinafter referred to as the "March Form S-2"), which covered, among other securities, the common shares issuable upon the conversion of the all the B Shares and certain warrants of the Company then outstanding. On March 31, 2004, the March Form S-2 was declared effective by the Securities and Exchange Commisssion File No. 333-112771. The Company paid approximately $106,000 in placement agent fees relating to this private placement. No general solicitations were made in connection with the sale of the B Shares.

         On February 10, 2004, the Company closed an offering of 1,600,000 restricted shares of its common stock and 800,000 warrants to purchase common stock in a private transaction for gross proceeds of $288,000 in cash. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. No general solicitations were made in connection with the sale of theses shares and warrants. The March Form S-2, declared effective on March 31, 2004, subsequently covered the shares of common stock issued in this offering and the common shares issuable upon the exercise of the warrants sold in this offering. The Company paid approximately $28,000 in placement agent fees relating to this private placement.

         In January 2004, the Company issued 1,000,000 warrants to Mr. Ray Musson and 500,000 warrants to Killick & Co as a result of the Company's failure to timely file a registration statement covering certain restricted shares previously issued to Mr. Musson and Killick & Co. The warrants have a (5) five-year term, an exercise price of $.36 per share and no cashless exercise provision. The March Form S-2, declared effective on March 31, 2004, covered the shares of common stock issuable upon the exercise of the warrants issued to Mr. Musson and Killick & Co.

ITEM 5.   Other Information.

         On April 19, 2004, Mr. John Gnip resigned from his position on the Board of Directors of the Company.

ITEM 6.   Exhibits And Reports On Form 8-K.

(a)      Exhibits:

         The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number            Description Of Document
----------        -----------------------

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

10.15# Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

31.1# Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) (Section 302)

31.2# Certification of Principal Financial Officer requires by Exchange Act Rules 13a-14(a) (Section 302)

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

32.2# Certification required by 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
*   Incorporated herein by reference.
#   Filed herewith.


(b)      Reports on Form 8-K:

         The following reports on Form 8-K have been filed during the time period covered by this report:

         On February 2, 2004, the Company filed a Current Report on Form 8-K, which disclosed that Mr. Karl Douglas had resigned from its Board of Directors on January 28, 2004 and that Mr. Gus Bottazzi had been appointed to the Board to fill the vacancy created by Mr. Douglas' resignation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2004
                                             WARP TECHNOLOGY HOLDINGS INC


                                             By: /s/ Gus Bottazzi
                                                 -------------------------------
                                                 Gus Bottazzi, CEO and President
                                                 and Principal Executive Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number            Description of Document
------            -----------------------

10.15 Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

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