Form 10KSB/A
period 2003-06-30
WARP TECHNOLOGY HOLDINGS INC
filed 2004-05-27
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From To

Commission File Number: 000-33197

WARP TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 3rd Avenue, 6th Floor, New York, N.Y. 10017

(Address of principal executive offices and zip code)

(212) 962-9277

(Registrants telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.00001 Per Share

(Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Registrant’s revenues for its most recent fiscal year ended June 30, 2003 were $344,153.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 2003 was $13,749,265 based on the closing bid price of $0.27 per share as reported on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) operated by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the registrant’s common stock, $0.00001 par value, as of September 17, 2003 was 67,262,586.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note: This report on Form 10-KSB/A amends the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003 to include an executed copy of the Report of Independent Auditors contained in the financial statements (the “Report”). The Report was executed by the registrant’s independent auditor and obtained by the registrant prior to the original filing, but due to a clerical error, the originally filed Report did not contain a conformed signature block. A complete copy of the Report is filed herewith. No other items in the registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003 are amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on May 27, 2004, on its behalf by the undersigned, thereunto duly authorized.

WARP TECHNOLOGY HOLDINGS, INC.

By:	/s/ Gus Bottazzi

Gus Bottazzi Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gus Bottazzi, their attorneys in fact, with the power of substitution, for them in any and all capacities, to sign any and all amendments to the Report on Form 10-K and to file the same, with exhibits thereunto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GUS BOTTAZZI (Gus Bottazzi)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 27, 2004

/s/ MALCOLM COSTER (Malcolm Coster)	Principal Accounting Officer and Director (Principal Financial and Accounting Officer)	May 27, 2004

/s/ GREG PARKER (Greg Parker)	Director	May 27, 2004

2

Report of Independent Auditors

To the Stockholders of

WARP Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of WARP Technology Holdings, Inc. (the “Company”) as of June 30, 2003, and 2002 and the consolidated statements of operations, stockholders’ equity, and cash flows for the twelve months ended June 30, 2003, six months ended June 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that WARP Technology Holding, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency at June 30, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    Ernst & Young

October 9, 2003

New York, New York

3