Form 10KSB
period 2004-06-30
WARP TECHNOLOGY HOLDINGS INC
filed 2004-10-13
CIK 1125052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ___________ To __________

                        Commission File Number: 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                             88-0467845
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

151 Railroad Avenue, Greenwich, Connecticut                    06830
---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)

                                 (203) 422-2950
               ---------------------------------------------------
               (Registrants telephone number, including area code)

   --------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)

     708 Third Avenue, 6TH FLOOR, NEW YORK, N.Y.                   10017

   --------------------------------------------------------------------------
                 (Former Address, if Changed Since Last Report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Stock, Par Value $0.00001 Per Share
                                (Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant's revenues for its most recent fiscal year ended June 30, 2004 were $882,121.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 2004 was $5,826,219 based on the closing bid price of $0.06 per share as reported on the Over-the-Counter Bulletin Board ("OTC Bulletin Board") operated by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the registrant's common stock, $0.00001 par value, as of September 17, 2004 was 97,111,483.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS.

Forward-Looking Information

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

The Acquisition of WARP Solutions, Inc.

      On May 24, 2002, the Company and WARP Solutions, Inc. ("WARP" or "WARP Solutions") closed a share exchange transaction (the "Share Exchange") pursuant to a Share Exchange Agreement (the "Exchange Agreement") dated as of May 16, 2002, by and among the Company, Carlo Civelli, Mike Muzylowski, WARP, Karl Douglas, John Gnip and related Sellers. Following the closing of the Share Exchange, WARP became a subsidiary of the Company and the operations of WARP became the sole operations of the Company.

      Subsequent to the closing of the Share Exchange, the Company ceased all mineral exploration activities and the sole operations of the Company were the operations of its subsidiary, WARP Solutions.

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

The Acquisition of Spider Software, Inc.

      On January 10, 2003, the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%)of the issued and outstanding capital stock of Spider Software, Inc. ("Spider"), a privately held Canadian corporation, through a share exchange transaction pursuant to a Share Exchange Agreement (the "Spider Exchange Agreement") dated as of December 13, 2002. Pursuant to the Spider Exchange Agreement the Spider shareholders were issued 1,500,000 shares of the preferred stock of 6043577 Canada Inc., which in turn is convertible into shares of the Company's common stock on a 1 for 1 basis, and the Company forgave outstanding Spider promissory notes of approximately $262,000, all in exchange for one hundred percent (100%) of the issued and outstanding capital stock of Spider.

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

      Subsequent to the acquisition the Company main product line is based on the Spider technology.

Business of the Company

      The Company is an information technology company that produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over Internet and Intranet network systems. The Company's GTEN suite of software products and technologies is designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities. The goal of the Company is to become the de facto standard in the application acceleration marketplace.

Products and Services

      The Company's software platform consists of SpiderSoftware, a pure dynamic caching solution, and iMimic's DataReactor, a pure static caching solution. Together, these products enable an enterprise to: (i) minimize complex transaction-processing bottlenecks; (ii) increase response times; (iii) lower hardware costs; and (iv) lower wide area network costs.

SpiderSoftware Solution

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

      The Company's sales and marketing strategy is generally four-fold: (i) leverage customer references and case studies to win new contracts; (ii) use references and endorsements from recognized industry sources to market its application acceleration products; (iii) engage in targeted telephone and email campaigns to solicit effective reseller and strategic relationships; and (iv) leverage established customer relationships to up-sell its other suite of products.

Sales

      The Company anticipates that wholesale channels such as systems integrators, managed service providers, and value added resellers (VARs) will be the main distribution vehicles for the Company's GTEN suite of application acceleration products. The Company has established channel relationships in Europe and Asia for distribution of its products and has entered into reseller agreements with Macnica Networks, Estafet, Morse, EMG, and Computer Centre. Macnica Networks is a leading technology distributor for the Japanese market. Additionally, the Company has established reseller agreements with Cable and Wireless Europe and NTT Verio for its European target customer base. The Company believes that it will need to establish relationships with fifteen to twenty channel resellers in order to properly distribute the, SpiderSoftware, DataReactor, and other future products.

Marketing

      The Company will continue to educate the marketplace by informing the various channel partners about its unique value propositions of increased performance at the origin server level and the wide area network level. The strategy of the Company is to position itself as the de facto standard for application acceleration, and market at industry, channel, and end user levels.

Customers

      The Company views its potential customer base as the larger on-line enterprises as well as the larger enterprises that have a significant web-based infrastructure. In the fiscal year ending June 30, 2004, the Company sold units directly to end users as well as through channel resellers.

The Growth Strategy

      The Company intends to position itself as the de facto standard in application acceleration. It plans to grow by: (i) leveraging the underlying growth of the application server market and (ii) providing its GTEN suite of products to organizations facing dramatic expansion of web applications over congested networks. In order to capitalize on this significant market opportunity, the Company intends to execute on three critical success factors:

Promote Significant Channel Growth

      The Company is leveraging a network of commission-based manufacturer representatives to promote the recruitment of channel partners. The European operations have recruited five channel partners to date. The Company recognizes that significant revenue growth is predicated upon development of significant channels. Where practical, products such as iMimic will also be sold through two tier distributors like Ingram Micro and TechData, which are supported by their own marketing programs.

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

      The Company believes that it has an advantage over service providers because of its products flexibility, ease of implementation, and the ability of its users to maintain control over their networks. Akamai Technologies and ESI Systems are both large competitors who provide a service-based solution to dynamic content acceleration.

      Network Appliances, Volera, Cisco Systems, Inktomi Corp., and Squid-Freeware all offer modified static caching hardware and software as solutions for dynamic caching and content acceleration.

Research And Development

      During the fiscal year 2004, the Company spent approximately $812,000 on research and the development of its products. The pricing of the Company's products reflects, among other things, the cost of their development as well as the cost of the component parts and applicable license fees.

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

Employees

      The Company currently has 12 full time employees including the following four executive officers: Rodney A. Bienvenu, Jr., its Chairman and Chief Executive Officer; Gus Bottazzi, its President, Principal Financial Officer, and Director; Ernest C. Mysogland, its Executive Vice President, Chief Legal Officer, and Secretary; and Michael D. Liss, its Chief Operating Officer. The Company has written employment contracts with these four employees.

Risk Factors

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

      The Company has incurred recurring operating losses since its inception, and as of June 30, 2004 had an accumulated deficit of approximately $39,697,000 and at June 30, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

      The Company's continuation as a going concern is dependant upon receiving additional financing. The Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"), as of August 4, 2004. The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to the Investors. The aggregate purchase price for the Securities under the Purchase Agreement is $1,600,000, of which $500,000 was received by the Company in an initial closing (which occurred on August 4,2004)and the remaining $1,100,000 of the aggregate purchase price to be received in a final closing no later that October 31, 2004.

      In addition to the funds raised in connection with the sale of Series B-2 Preferred Stock, the Company anticipates that during its 2005 fiscal year it will need to raise an additional $1,500,000 or more to support its working capital needs and to continue to execute the requirements of its business plan. Furthermore, the Company intends to pursue opportunities to acquire other businesses, and may need to raise capital in order to pursue such acquisitions.

      There can be no assurance that the Company will be successful in its efforts to raise sufficient capital. Therefore, there can be no assurance that the Company will have sufficient capital to support its working capital needs through its 2005 fiscal year.

      To date, we have received only limited revenue from the sale of our products. We have incurred significant costs in connection with the development of our technologies and proposed products and there is no assurance that they will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of SpiderSoftware and iMimic DataReactor products, no assurance can be given that these products will be successfully marketed. Management anticipates that we may continue to incur losses for at least the next twelve months. Included in such former and future losses are research and development expenses, marketing costs, and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations. If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Rapidly Changing Markets

      The markets for our products are characterized by:

      -     rapidly changing technologies;

      -     evolving and competing industry standards;

      -     changing customer needs;

      -     frequent new product introductions and enhancements;

      -     increased integration with other functions; and

      -     rapid product obsolescence.

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

Our Ability to Compete Successfully Will Depend, In Part, On Our Ability to Protect Our Intellectual Property Rights

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

Competition

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

We are Dependent On Key Personnel

      Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, recruit and retain additional personnel. At the date of this Form 10KSB, there were four employment agreements between the Company and its executive officers (copies of which are included as exhibits hereto).

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

We Expect to Pay No Cash Dividends

      We presently do not expect to pay cash dividends in the foreseeable future. The payment of cash dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan, accordingly, we do not anticipate the declaration of any cash dividends in the foreseeable future.

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

Our Common Stock Is Subject To "Penny Stock" Restrictions Under Federal Securities Laws, Which Could Reduce The Liquidity Of Our Common Stock

      The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On September 17, 2004, the closing price for our common stock, as quoted on the Over the Counter Bulletin Board, was $0.06 per share and therefore, our common stock is designated a "Penny Stock." As a penny stock, our common stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities
Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2. PROPERTIES.

      The principal executive offices of the Company are located at 151 Railroad, Avenue, Greenwich, Connecticut 06830. The Company has a month-to-month lease on its current office space at a cost of $2,850 per month. The property has a general purpose use for sales and administration, and will be sufficient for our needs for the foreseeable future.

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

      The Company is currently in the process of moving out of its New York office space at 708 3rd Avenue 6th floor, New York, NY 10017. The lease expires in January 2005, The monthly expense is $6,900.

ITEM 3. LEGAL PROCEEDINGS.

      Two former consultants to the Company who provided services to the Company's U.K. subsidiary, Warp Solutions, Ltd., have made claims against the Company under U.K. law, contending that they were employees under such laws, were unfairly dismissed, and, therefore, entitled to certain benefits and rights. The total claim is estimated to be approximately $180,000. The Company has received a preliminary judgment from a U.K. Employment Tribunal determining that two former consultants were employees within the (U.K.) Employment Rights Act. The Company has appealed from this determination and intends to contest it vigorously. The Company has accrued $50,000 relating to this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

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

                                                 Bid Price
                                                 ---------
Fiscal Year     Quarter Ended               Low              High
-----------     -------------               ---              ----
2002            September 30, 2001         $ .01             $ .01
                December 31, 2001            .07               .11
                March 31, 2002               .05               .30
                June 30, 2002              $ .30             $ .98

2003            September 30, 2002           .88              1.38
                December 31, 2002           1.38              3.80
                March 31, 2003              1.30              3.93
                June 30, 2003                .31              1.52

2004            September 30, 2003         $ .15             $ .34
                December 31, 2003            .17               .29
                March 31, 2004               .17               .30
                June 30, 2004              $ .06             $ .17

2005            September 30, 2004           .06               .06
                December 31, 2004
                (As of [October 5, 2004])   .056               .06

      As of October 5, 2004, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company's common stock were $0.056 and $0.06 respectively.

Holders

      As of June 30, 2004, the Company's financial statements show 97,111,483 shares of common stock outstanding. This number of shares outstanding assumes that all shares of WARP Solutions, Inc. common stock were converted to shares of the Company's common stock. However, as of September 17, 2004, a nominal number of shares of WARP Solutions, Inc. common stock had not been presented to the Company for conversion.

      At September 17, 2004, there were approximately 169 common stockholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

      We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except as provided under the rights and preferences of the Company's Series B 10% Cumulative Convertible Preferred Stock (the "Series B Stock") and the rights and preferences of the Company's Series B-2 Preferred Stock, in which restrict, in each case, the payment of any dividend with respect to the common stock without paying dividends on the Series B Stock and the Series B-2 Preferred Stock, and which provide for a preference in the payment of the dividends on the Series B Stock and the Series B-2 Preferred Stock requiring such dividends to be paid before any dividend or distribution is made to the common stockholders. Dividends on the preferred stock accrue at the rate of 10% of the stated value of the preferred stock per annum, and are payable in cash or in shares of common stock at the time of conversion of the preferred stock. In addition, dividends may not be paid so as to render us insolvent.

Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

      The following information relates to sales of unregistered securities by the Company after June 30, 2004. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

      The Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"), as of August 4, 2004. The Purchase Agreement related to the sale of 1,600 shares(the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to the Investors. The aggregate purchase price for the Securities is $1,600,000, of Which $500,000 was received by Warp in an initial closing (which occurred on August 4, 2004) in which 500 shares of Series B-2 Preferred Stock were issued together with Warrants to acquire an additional 500 shares of Series B-2 Preferred Stock. Under the terms of the Purchase Agreement, the remaining $1,100,000 purchase price is to be paid at a closing no later than October 31, 2004 in which 1,100 shares of Series B-2 Preferred Stock will be issued together with Warrants to acquire an additional 1,100 shares of Series B-2 Preferred Stock. At any time a holder of shares of Series B-2 Preferred Stock may convert such shares into shares of Common Stock. In addition, if, upon the expiration of five (5) years from the date of issuance, there remain any shares of Series B-2 Stock which have not been converted, such shares shall automatically convert into shares of Common Stock. Each share of Series B-2 Preferred Stock is convertible into 20,000 shares of common stock.

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

Results of Operations

Twelve months ended June 30, 2004 vs. 2003

      During the twelve months ending June 30, 2004 the Company recognized approximately $882,000 of revenues compared to $344,000 for the twelve months ended June 30, 2003. The increase in revenue was due primarily to the Company focusing more of its efforts in sales and marketing. In addition, licensing revenue in 2003 was recognized over the life of the contract because vendor specific objective evidence was not determinable. During 2004, licensing revenue was recognized upon delivery because pursuasive evidence of arrangements and fees were fixed and determinable and the receivables was deemed collectible by management.

      Cost of sales for twelve months ended June 30, 2004 was approximately $425,000 of which $328,000 was directly related to the write-off of inventory relating to the change in its business model from a hardware to a software company. For the period ended June 30, 2003 the cost of sales was approximately $238,000 which included a write-off of approximately $165,000 of obsolete and damaged WARP 2063 boxes.

      Product development was approximately $812,000 for the twelve months ended June 30, 2004 as compared to approximately $672,000 for the twelve months ended June 30, 2003. The increase in product development was due to the Company increased efforts in improving its core product.

      Sales, marketing and business development was approximately $2,310,000 for the twelve months ended June 30, 2004 as compared to approximately $1,517,000 for the twelve months ended June 30, 2003. The increase represents the Company's focus on selling its products by increasing its sales force and marketing materials.

      General and administrative expense was approximately $2,461,000 for the twelve months ended June 30, 2004 as compared to approximately $2,499,000 for the twelve months ended June 30, 2003. The decline was due to the Company cost cutting efforts and stringent cost control which was offset by increased legal fees.

      Non-cash compensation for the period ending June 30, 2004 was approximately $6,007,000 as compared to $8,498,000. The decline represents less options vesting for 2004, offset by shares and options given to employees and consultants for services rendered and warrants given to stockholders for penalties incurred.

Net Operating Loss Carryforwards

At June 30, 2004, the Company has net operating loss carryforwards of approximately $21,850,000 which may be used to reduce taxable income in future years through the year 2022. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

      To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of June 30, 2004, the Company had approximately $0.1 million in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued their report dated September 28, 2004, that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

      The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products. The Company has no firm commitments from any sources to provide additional equity or debt financing. As such, there can be no assurance that sufficient funds will be raised to finance the operations of the Company through fiscal 2005. Moreover, any equity financing could result in dilution to the existing shareholders and any debt financing would result in higher interest expenses.

      In addition to the $500,000 raised in August and the $1.1 million due at the final closing of the Series b-2 in connection with the sale of Series B-2 Preferred Stock, the Company anticipates that during its 2005 fiscal year it will need to raise $1,500,000 or more to support its working capital needs and to continue to execute the requirements of its business plan. Furthermore, the

Company intends to pursue opportunities to acquire other businesses, and may need to raise capital in order to pursue such acquisitions.

      The Company is continuing its efforts to raise capital through private equity transactions, subject to the provisions of Regulation D of the federal securities laws, and, although there can be no assurances, the Company believes that its current cash and anticipated proceeds from equity transactions and operating cash flows, will be sufficient to meet the Company's requirements for working capital and capital expenditures through the end of fiscal 2005. However, there can be no assurance that the Company will have sufficient capital to support its working capital needs through its 2005 fiscal year.

Subsequent Events

      The Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"), as of August 4, 2004. The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to the Investors. The aggregate purchase price for the Securities is $1,600,000, of which $500,000 was received by Warp in an initial closing (which occurred on August 4, 2004) in which 500 shares of Series B-2 Preferred Stock were issued together with Warrants to acquire an additional 500 shares of Series B-2 Preferred Stock. Under the terms of the Purchase Agreement, the remaining $1,100,000 purchase price is to be paid at a final closing no later than October 31, 2004 in which 1,100 shares of Series B-2 Preferred Stock will be issued together with Warrants to acquire an additional 1,100 shares of Series B-2 Preferred Stock. At any time a holder of shares of Series B-2 Preferred Stock may convert such shares into shares of Common Stock. In addition, if, upon the expiration of five (5) years from the date of issuance, there remain any shares of Series B-2 Stock which have not been converted, such shares shall automatically convert into shares of Common Stock. Each share of Series B-2 Preferred Stock is convertible into 20,000 shares of common stock.

      In connection with the Series B-2 financing ISIS Capital Management, LLC ("ISIS") and Warp entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which Warp will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of Warp. ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock.

Employment Contracts

      Subsequent to June 30, 2004 the Company entered into employment contracts with following five executive officers: Rodney A. Bienvenu, Jr., its Chairman and Chief Executive Officer; Gus Bottazzi, its President, Principal Financial Officer, and Director; Ernest C. Mysogland, its Executive Vice President, Chief Legal Officer, and Secretary; Michael D. Liss, its Chief Operating Officer. Annual compensation under the employment agreements is $674,000 for the year ended June 30, 2005; $368,000 for the year ended June 30, 2006. In connection with the B-2 Financing, and the employment relationships entered into by the

Company and certain members of management, the Company granted options to acquire shares of its Common Stock. The Company also amended its 2002 Employee Stock Plan to increase the total number of shares authorized for issuance under the plan to a total of 77,661,098 shares of Common Stock, and to reserve such shares for issuance under the plan. The options granted by the Company were granted to Bienvenu, Mysogland, Bottazzi and Liss. In addition, ISIS was granted certain non-qualified options to acquire shares of Common Stock. The total number of shares subject to these options is 66,971,236. All such options have an exercise price of $0.0675 per share. The exercise of such options is subject to the achievement of certain vesting and milestone terms (subject in each case to the terms of the optionee's stock option agreement). Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary of the initial closing of the B-2 Financing.

Management and Board Changes.

      As part of the B-2 financing, Warp hired certain persons as officers. As of the initial closing, Ron Bienvenu has become Chief Executive Officer of Warp, as well as becoming a director of the Company and Chairman of the Board. In addition, Ernest C. Mysogland became Executive Vice President and Chief Legal Officer of Warp.

      Further, as of such date, Gus Bottazzi resigned as Chief Executive Officer, but continues to serve as President of the Company and a director. In addition to his role as President, Bottazzi will serve the Company as its Principal Financial Officer. Michael D. Liss, continues to serve the Company as Chief Operating Officer.

      In connection with the B-2 financing, as of August 4, 2004, Malcolm D. Coster, resigned as Chairman of the Board, and as a director. Coster also resigned as the Company's Principal Financial Officer. Coster has agreed to consult with the Company on certain matters through October 31, 2004.

      In connection with the Financing, as of August 4, 2004, Greg Parker ("Parker") resigned as a director of the Company.

      Neither the resignation of Mr. Coster nor the resignation of Mr. Parker as directors was due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

Goodwill and other Intangibles

      Our long-lived assets include goodwill and other intangibles assets. Statement of Financial Accounting Standards No.142 "Goodwill and Other Intangible Assets" ("SFAS 142") required that goodwill be tested for impairment on an annual basis and between annual testing in certain circumstances. Application of the goodwill impairment test requires judgment including estimating future cash flow, determining discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the fair value. Statement of Financial Accounting Standards No. 144 "Accounting for the impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable.

Stock-Based Compensation

      Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. We have not created, and are not party to, any special-purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements and related notes responsive to this Item 7 are included as an appendix to this report as indexed on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective December 16, 2003 the Company discharged Ernst & Young LLP as its independent accountants. The reports of Ernst & Young LLP on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee participated in and approved the decision to change independent accountants.

      In connection with its audits for the two most recent fiscal years and through December 16, 2003, the Company had no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

      The Company requested that Ernst & Young LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statement. A letter from Ernst & Young LLP dated December 18, 2003 was provided, and a Form 8K dated December 19, 2003 containing that letter was filed with the Securities and Exchange Commission.

      The Company has engaged Mahoney Cohen & Company, CPA, P.C. as its new independent accountants. During the two most recent fiscal years and through December 16, 2003 the Company has not consulted with Mahoney Cohen & Company, CPA, P.C. regarding (i) the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)
(1) (iv) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES.

      Within 90 days prior to the date of this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, its principal executive officer, and the Company's Chief Operating Officer, its principal operating officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal operating officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

      None.

PART III

ITEMS 9, 10, 11, 12, and 14.

The information called for in Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB will be filed within 120 days after the end of the fiscal year covered by this Form.

ITEM 13. EXHIBITS

      The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit
Number                Description Of Document
-------               -----------------------
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

2.2*                  Form of Share Exchange Agreement dated as of December 13, 2002 by and among
                      WARP Technology Holdings, Inc., 6043577 Canada Inc., Spider Software Inc.,
                      the Spider Insiders and the Persons Identified on Schedule A thereto.
                      Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on January 25, 2003.

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

3.4*                  Form of Certificate of Amendment to Articles of Incorporation of WARP
                      Technology Holdings, Inc. filed with the Secretary of State of the State of
                      Nevada on September 12, 2003.  Incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

3.5*                  Form of Charter of the Audit Committee of the Board of Directors of WARP
                      Technology Holdings, Inc. as adopted by the Unanimous Consent of the Board of
                      Directors of the Company in May 2003 which governs the make-up, powers    and
                      responsibilities of the Audit Committee of the Board of Directors.
                      Incorporated by reference to Exhibit 3.5 of the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

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

3.8*                  Certificate of Designations, Preferences, and Rights of Series B-2 Preferred
                      Stock, as filed with the Secretary of State of the State of Nevada on August
                      4, 2004.  Incorporated by reference to Exhibit 10.02 to the Current Report on
                      Form 8-K filed by the Company on August 20, 2004.

4.01*                 Form of Warrant to Purchase Shares of Series B-2 Preferred Stock.
                      Incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K filed by the Company on August 20, 2004.

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

10.12*                Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr.
                      David Milch dated as of August 1, 2003. Incorporated by reference to Exhibit
                      3.4 of the Annual Report on Form 10-KSB filed by the Company on October 14,
                      2003.

10.13*                Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr.
                      Steven Antebi which was executed by the parties thereto on December 23, 2003.
                      Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form
                      10-QSB filed by the Company on February 12, 2004.

10.14*                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Malcolm Coster which was executed by the parties thereto on November 17, 2003.
                      Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form
                      10-QSB filed by the Company on February 12, 2004.

10.15*                Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr.
                      Noah Clark which was executed by the parties thereto on March 29, 2004.
                      Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form
                      10-QSB filed by the Company on May 17, 2004.

10.16*                Series B-2 Preferred Stock Purchase Agreement entered into as of August 4,
                      2004 between and among the Company and the Persons listed on Schedule 1.01 thereto. Incorporated by reference to Exhibit 10.01 to the Current Report on
                      Form 8-K filed by the Company on August 20, 2004.

10.17*                Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein. Incorporated by reference to Exhibit 10.03 to the Current
                      Report on Form 8-K filed by the Company on August 20, 2004.

10.18#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Ron Bienvenu which was executed by the parties thereto on August 4, 2004.

10.19#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Gus Bottazzi which was

                      executed by the parties thereto on August 4, 2004.

10.20#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Ernest Mysogland which was executed by the parties thereto on August 4, 2004.

10.21#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Michael David Liss which was executed by the parties thereto on August 4,
                      2004.

10.22#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Ron Bienvenu which was executed by the parties thereto on August
                      4, 2004.

10.23#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Gus Bottazzi which was executed by the parties thereto on August
                      4, 2004.

10.24#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Ernest Mysogland which was executed by the parties thereto on
                      August 4, 2004.

10.25#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Michael David Liss which was executed by the parties thereto on
                      August 4, 2004.

10.26#                Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS
                      Capital Management, LLC which was executed by the parties thereto on August
                      4, 2004.

10.27#                Form of Stock Option Agreement between WARP Technology Holdings, Inc. and
                      ISIS Capital Management, LLC which was executed by the parties thereto on
                      August 4, 2004.

21.1#                 Subsidiaries of the Company.

31.1#                 Certification of Periodic Report pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2002.

31.2#                 Certification of Periodic Report pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2002.

32.1#                 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes Oxley Act of 2002.

      *     Incorporated herein by reference.

      #     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 12, 2004

                                        WARP TECHNOLOGY HOLDINGS INC

                                        By: /s/  Ron Bienvenu
                                        ----------------------------------------
                                        Ron Bienvenu, CEO, Chairman
                                        as Registrant's duly authorized officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Ron Bienvenu                            /s/ Gus Bottazzi
----------------------------------          ------------------------------------
Ron Bienvenu                                Gus Bottazzi
Chairman, Chief Executive                   President, Director
Officer and Director                        October 12, 2004
October 12, 2004

                                  EXHIBIT INDEX

The following documents are filed herewith:

Exhibit
Number                Description Of Document
-------               -----------------------
10.18#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Ron Bienvenu which was executed by the parties thereto on August 4, 2004.

10.19#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Gus Bottazzi which was executed by the parties thereto on August 4, 2004.

10.20#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Ernest Mysogland which was executed by the parties thereto on August 4, 2004.

10.21#                Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr.
                      Michael David Liss which was executed by the parties thereto on August 4,
                      2004.

10.22#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Ron Bienvenu which was executed by the parties thereto on August
                      4, 2004.

10.23#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Gus Bottazzi which was executed by the parties thereto on August
                      4, 2004.

10.24#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Ernest Mysogland which was executed by the parties thereto on
                      August 4, 2004.

10.25#                Form of Incentive Stock Option Agreement between WARP Technology Holdings,
                      Inc. and Mr. Michael David Liss which was executed by the parties thereto on
                      August 4, 2004.

10.26#                Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS
                      Capital Management, LLC which was executed by the parties thereto on August
                      4, 2004.

10.27#                Form of Stock Option Agreement between WARP Technology Holdings, Inc. and
                      ISIS Capital Management, LLC which was executed by the parties thereto on
                      August 4, 2004.

21.1#                 Subsidiaries of the Company.

31.1#                 Certification of Periodic Report pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2002.

31.2#                 Certification of Periodic Report pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2002.

32.1#                 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes Oxley Act of 2002.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm....   F-2
Report of Independent Registered Public Accounting Firm....   F-2.1
Consolidated Balance Sheet................................    F-3
Consolidated Statements of Operations......................   F-4
Consolidated Statements of Stockholders' Equity............   F-5
Consolidated Statements of Cash Flows......................   F-6
Notes to Consolidated Financial Statements.................   F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WARP Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheet of WARP Technology Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2004, and the consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WARP Technology Holdings, Inc. and subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that WARP Technology Holding, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mahoney Cohen & Company, CPA, P.C.

September 28, 2004

New York, New York

             Report of Independent Registered Public Accounting Firm

To the Stockholders of
WARP Technology Holdings, Inc.

We have audited the accompanying, consolidated statements of operations, stockholders' equity, and cash flows of Warp Technology Holding, Inc. ("the Company") for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and stockholders' equity of the Company for the year ended June 30, 2003 in conformity with U.S. generally accepted accounting principles.

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

                                                Ernst & Young LLP

                                                October 9, 2003
                                                New York, New York

                                    F-2.1

                         WARP Technology Holdings, Inc.

                           Consolidated Balance Sheets

                                                       June 30,
                                                         2004
Assets
Current assets:
   Cash                                              $    115,491
   Accounts receivable                                    117,847
   Prepaid expenses and other                              15,850
   Deferred product cost                                   14,028
                                                     ------------
Total current assets                                      263,216

Property and equipment, net                                36,312
Intangible assets, net of accumulated
 amortization of 277,083                                  252,917
Goodwill                                                3,893,294
                                                     ------------
Total assets                                         $  4,445,739
                                                     ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $    672,105
   Accrued expenses                                       336,496
   Deferred revenue                                       155,826
   Deferred compensation                                  444,000
                                                     ------------
Total current liabilities                               1,608,427

Commitments and contingencies                                   -

Stockholders' equity:

 Preferred stock (Canadian subsidiary)                          4
 Cumulative convertible preferred stock,
     Series A; $.00001 par value; 0 shares
     issued and outstanding                                    --
 Cumulative convertible preferred stock,
     Series B; $.00001 par value; 2,915 shares
     issued and outstanding
     (Liquidation value $2,915,100)                     2,915,100
 Shares to be issued, cumulative, convertible
     Preferred stock of Series B (393 shares)             392,939
 Common stock, $.00001 par value;
     500,000,000 shares authorized,
     97,111,483 shares issued and
     outstanding                                              971
 Additional paid-in capital                            40,121,816
 Deferred compensation                                   (891,833)
 Accumulated other comprehensive loss                      (4,990)
 Accumulated deficit                                  (39,696,695)
                                                     ------------
Total stockholders' equity                              2,837,312
                                                     ------------
Total liabilities and stockholders' equity           $  4,445,739
                                                     ============

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

                      Consolidated Statements of Operations

                                                                Year ended      Year ended
                                                                 June 30         June 30
                                                                   2004            2003
                                                               ------------    ------------
Revenue                                                        $    882,121    $    344,153

Product cost                                                        425,334         237,594
Product development                                                 811,725         672,298
Sales, marketing and business development                         2,310,055       1,517,443
Non-cash compensation, consulting and other fees                  6,007,255       8,497,708
General and administrative                                        2,461,130       2,498,975
                                                               ------------    ------------
Loss before interest                                            (11,133,378)    (13,079,865)

Interest income                                                      63,073          26,750
                                                               ------------    ------------

Net loss                                                       $(11,070,305)   $(13,053,115)
                                                               ============    ============

Computation of loss Applicable to Common Shareholders

Net loss before beneficial conversion and preferred
 dividends                                                     $(11,070,305)   $(13,053,115)

Beneficial conversion and preferred dividends                    (1,623,046)             --
                                                               ------------    ------------

Loss attributable to common stockholders                       $(12,693,351)   $(13,053,115)
                                                               ============    ============

Basic and diluted net loss per share attributable to
 common stockholders                                           $      (0.17)   $      (0.21)
                                                               ============    ============

Weighted-average number common shares--basic and diluted         76,551,082      63,445,109
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                 CANADIAN CONVERTIBLE  CONVERTIBLE PREFERRED  CONVERTIBLE PREFERRED
                                                       PREFERRED             SERIES A               SERIES B
                                                   SHARES     AMOUNT    SHARES       AMOUNT    SHARES     AMOUNT
                                                 ----------   -------  --------   ----------  --------  -----------
    BALANCE--JUNE 30, 2002
Issuance of common stock
Cost in connection with issuance
Issuance of common stock
Cost in connection with issuance
Issuance of common stock and warrants
Cost in connection with issuance
Non-cash compensation relating to stock options
Amortization of stock options
Forfeited stock options
Equity issued for Spider acquisition              1,500,000     15
Non-cash compensation relating to stock options
Warrants excercised
Foreign Currency translation
  Net loss for the year ended June 30, 2003
                                                 ----------   ----     --------   ---------   ------    ----------
    BALANCE--JUNE 30, 2003                        1,500,000     15                        -
                                                 ----------   ----     --------   ---------   ------    ----------

Issuance of common stock to a Consultant
Issuance of Series A shares and Warrants                                975,940     975,940
Cost in connection with Series A issuance
Conversion of Series A to Series B stock                               (975,940)   (975,940)     976       975,940
Issuance of Series B shares and Warrants                                                       3,706     3,705,780
Cost in connection with issuance
Warrant exchange program
Issuance of common stock
Cost in connection with issuance
Amortization of stock options
Forfeited stock options
Issuance of common stock to a Consultant
Issuance of common stock
Warrants issued to investors
Penalties on Series B stock                                                                       73        73,115
Dividends on Series B stock                                                                       60        60,000
Conversion of Series B stock                                                                  (1,900)   (1,899,735)
Shares issued to employees
Beneficial Conversion
Foreign Currency
Canadian Conversion of Preferred Stock           (1,073,446)   (11)
Net Loss for the year ended June 30, 2004

                                                 ----------   ----     --------   ---------   ------    ----------
    BALANCE-JUNE 30, 2004                           426,554      4            -           -    2,915     2,915,100
                                                 ==========   ====     ========   =========   ======    ==========

                                                  SHARES TO
                                                  BE ISSUED    COMMON    STOCK     PAID IN      DEFERRED
                                                    AMOUNT     SHARES    AMOUNT    CAPITAL       COMP
                                                  ---------  ----------  ------  -----------  ------------
    BALANCE--JUNE 30, 2002                                   57,145,360    572   14,868,554
Issuance of common stock                                      3,600,000     36      899,964
Cost in connection with issuance                                                   (177,899)
Issuance of common stock                                      2,100,000     21      499,979
Cost in connection with issuance                                                    (93,769)
Issuance of common stock and warrants                         3,873,346     39    2,061,211
Cost in connection with issuance                                                   (292,608)
Non-cash compensation relating to stock options                                  18,996,000   (18,996,000)
Amortization of stock options                                                                   7,678,333
Forfeited stock options                                                          (3,406,667)    3,406,667
Equity issued for Spider acquisition                                              4,178,843
Non-cash compensation relating to stock options                                     125,375
Warrants excercised                                             543,880      5           (5)
Foreign Currency translation
  Net loss for the year ended June 30, 2003
                                                  --------   ----------  -----   ----------   -----------
    BALANCE--JUNE 30, 2003                               0   67,262,586    673   37,658,978    (7,911,000)
                                                  --------   ----------  -----   ----------   -----------

Issuance of common stock to a Consultant                      5,000,000     50      949,950
Issuance of Series A shares and Warrants
Cost in connection with Series A issuance                                           (60,000)
Conversion of Series A to Series B stock
Issuance of Series B shares and Warrants
Cost in connection with issuance                                                   (368,258)
Warrant exchange program                                      4,437,387     44      658,814
Issuance of common stock                                      1,600,000     16      287,984
Cost in connection with issuance                                                    (28,000)
Amortization of stock options                                                                   3,203,483
Forfeited stock options                                                          (3,815,684)    3,815,684
Issuance of common stock to a Consultant                      5,000,000     50      949,950
Issuance of common stock                                        130,247      1       24,410
Warrants issued to investors                                                        285,193
Penalties on Series B stock                        202,882
Dividends on Series B stock                        190,057
Conversion of Series B stock                                 10,554,086    105    1,899,630
Shares issued to employees                                    2,053,731     21      305,860
Beneficial Conversion                                                             1,372,989
Foreign Currency
Canadian Conversion of Preferred Stock                        1,073,446     11
Net Loss for the year ended June 30, 2004

                                                  --------   ----------  -----   ----------   -----------
    BALANCE-JUNE 30, 2004                          392,939   97,111,483    971   40,121,816      (891,833)
                                                  ========   ==========  =====   ==========   ===========

                                                   ACCUMULATED OTHER                   ANNUAL
                                                     COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE
                                                     INCOME (LOSS)      DEFICIT     INCOME (LOSS)    TOTALS
                                                   -----------------  ------------  -------------  ------------
    BALANCE--JUNE 30, 2002                                            (13,950,229)                     918,897
Issuance of common stock                                                                               900,000
Cost in connection with issuance                                                                      (177,899)
Issuance of common stock                                                                               500,000
Cost in connection with issuance                                                                       (93,769)
Issuance of common stock and warrants                                                                2,061,250
Cost in connection with issuance                                                                      (292,608)
Non-cash compensation relating to stock options                                                              -
Amortization of stock options                                                                        7,678,333
Forfeited stock options                                                                                      -
Equity issued for Spider acquisition                                                                 4,178,858
Non-cash compensation relating to stock options                                                        125,375
Warrants excercised                                                                                          -
Foreign Currency translation                              18,773                          18,773        18,773
  Net loss for the year ended June 30, 2003                           (13,053,115)   (13,053,115)  (13,053,115)
                                                   -------------      -----------   ------------   -----------
    BALANCE--JUNE 30, 2003                                18,773      (27,003,344)   (13,034,342)    2,764,095
                                                   -------------      -----------   ------------   -----------

Issuance of common stock to a Consultant                                                               950,000
Issuance of Series A shares and Warrants                                                               975,940
Cost in connection with Series A issuance                                                              (60,000)
Conversion of Series A to Series B stock                                                                     -
Issuance of Series B shares and Warrants                                                             3,705,780
Cost in connection with issuance                                                                      (368,258)
Warrant exchange program                                                                               658,858
Issuance of common stock                                                                               288,000
Cost in connection with issuance                                                                       (28,000)
Amortization of stock options                                                                        3,203,483
Forfeited stock options                                                                                      -
Issuance of common stock to a Consultant                                                               950,000
Issuance of common stock                                                                                24,411
Warrants issued to investors                                                                           285,193
Penalties on Series B stock                                                                            275,997
Dividends on Series B stock                                              (250,057)                           -
Conversion of Series B stock                                                                                 -
Shares issued to employees                                                                             305,881
Beneficial Conversion                                                  (1,372,989)                           -
Foreign Currency                                         (23,763)                        (23,763)      (23,763)
Canadian Conversion of Preferred Stock                                                                       -
Net Loss for the year ended June 30, 2004                             (11,070,305)   (11,070,305)  (11,070,305)

                                                   -------------      -----------   ------------   -----------
    BALANCE-JUNE 30, 2004                                 (4,990)     (39,696,695)   (11,094,068)    2,837,312
                                                   =============      ===========   ============   ===========

                         WARP Technology Holdings, Inc.

                      Consolidated Statements of Cash Flows

                                                                                         Year ended      Year ended
                                                                                          June 30,        June 30,
                                                                                            2004            2003
                                                                                        ------------    ------------
Operating activities
Net loss                                                                                $(11,070,305)   $(13,053,115)
Adjustments to reconcile net loss to net cash used in operating activities, net of business acquired:
   Depreciation                                                                               51,017          93,940
   Amortization                                                                              190,000          87,083
   Stock-based compensation, consulting and other fees                                     6,007,255       8,497,708
   Changes in operating assets and liabilities:
      Accounts receivable                                                                   (105,398)        130,841
      Inventory                                                                              207,000        (115,008)
      Prepaid expenses and other                                                              47,875           4,762
      Accounts payable and accrued expenses                                                   63,956         246,346
      Deferred product cost                                                                      528         (14,556)
      Deferred revenue                                                                        58,002          32,053
      Deferred compensation payable                                                         (250,000)              -
                                                                                        ------------    ------------
Net cash used in operating activities                                                     (4,800,070)     (4,089,946)
                                                                                        ------------    ------------

Investing activities
Security deposits                                                                             28,115         (24,615)
Cash acquired in the Spider acquisition                                                           --          41,592
Acquisition consideration                                                                         --        (335,766)
Purchase of property and equipment                                                            (3,179)        (13,431)
                                                                                        ------------    ------------
Net cash provided by (used in) investing
activities                                                                                    24,936        (332,220)
                                                                                        ------------    ------------

Financing activities
Proceeds from issuance of preferred and common stock, net of issuance costs                4,682,320       2,896,974
(Repayment) Proceeds from bridge loan                                                       (120,000)        120,000
Proceeds/advances of stockholder/officer's loan                                                   --          19,000
Prepaid subscription                                                                              --         490,000
                                                                                        ------------    ------------
Net cash provided by financing activities                                                  4,562,320       3,525,974
                                                                                        ------------    ------------
Effect of exchange rate changes on cash                                                      (31,759)         71,604
                                                                                        ------------    ------------
Net (decrease) in cash                                                                      (244,573)       (824,588)

Cash--beginning of year                                                                      360,064       1,184,652
                                                                                        ------------    ------------
Cash--end of year                                                                       $    115,491    $    360,064
                                                                                        ============    ============

Supplemental disclosure of cash flow Information Income tax paid                        $      2,546    $          -
                                                                                        ============    ============

Supplemental disclosure of non-cash investing and finance activities

For the year ended June 30, 2004, the Company recorded $392,939 for the issuance of approximately 393 shares of Series B Convertible Preferred Shares in connection with penalties and dividends due to preferred stockholders.

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

All common share amounts have been reflected in the accompanying financial statements and related footnotes as if the Share Exchange and the September Stock Dividend had occurred as of July 1, 2002.

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

The Company is an information technology company that produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over Internet and Intranet network systems. The Company's GTEN suite of software products and technologies is designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

6043577 Canada, Inc. a wholly-owned subsidiary of the Company, was established in January 2003 to acquire SpiderSoftware, Inc a Canadian Corporation. Effective January 13, 2003 the Company, through its wholly owned subsidiary 6043577 Canada, Inc acquired SpiderSoftware, Inc.(See note 6)

Basis of Presentation

The Company has incurred recurring operating losses since its inception, as of June 30, 2004 had an accumulated deficit of approximately $39,697,000 and at June 30, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. In August 2004 the Company entered into a Series B-2 Preferred Stock Purchase Agreement for the sale of 1,600 shares of Series B-2 Preferred stock, and received approximately $500,000 of cash from the sale of Series B -2 shares and anticipates that it will receive $1,100,000 of cash from the sales of Series B-2 shares in the final closing under the Purchase Agreement. The Company anticipates that during its 2005 fiscal year in addition to the $500,000 received and the $1,100,000 to be received from the sale of Series B-2 preferred stock it will need to raise over $1,500,000 to support its working capital needs and to continue to execute the requirements of its business plan. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or other attempts to raise sufficient capital.

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

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of accounts receivable. The Company performs on going credit evaluations of its customers and maintains allowances for potential credit issues. Historically, such loses have been within management's expectations. For the year ended June 30, 2004, four customers accounted for approximately 84% of revenues.

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

Inventory

At June 30, 2003,inventory consisted of finished goods and was valued at the lower of cost or market. As of March 31, 2004 the Company changed its business model from selling hardware and software to selling only software. As a result the Company wrote off all of its remaining hardware inventory of approximately $328,000 in the third quarter of 2004.

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

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 41,852,000 and 10,061,000 of common shares as of June 30, 2004 and June 30, 2003 respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.

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

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended (see note 5).

                                                     Year ended      Year ended
                                                    June 30, 2004   June 30, 2003
 Net loss, as reported                              $(11,070,305)   $(13,053,115)
 Add: Total stock-based employee
   compensation expense included in
   reported net loss                                   3,203,483       8,497,708
 Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards           (3,702,564)     (8,722,466)
                                                    ------------    ------------
Net loss, pro forma                                 $(11,569,386)   $(13,277,873)
Beneficial conversion and preferred dividends         (1,623,046)             --
                                                    ------------    ------------
Net loss attributable to common stockholders -
Proforma                                             (13,192,432)    (13,277,873)
                                                    ============    ============
Basic and diluted net loss
   per share attributable to common stockholders,
   as reported                                      $      (0.17)   $      (0.21)
                                                    ============    ============
Basic and diluted net loss per share
  attributable to common stockholders pro forma     $      (0.17)   $      (0.21)
                                                    ============    ============

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Warp had accounted for its employees' stock options under the fair value method provided by this statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         Year ended June 30,
                                          2004         2003
------------------------------------------------------------
Expected life                            3 years    3 years
------------------------------------------------------------
Risk-fee interest rate                    2.13%      3.56%
------------------------------------------------------------
Expected volatility                        183%       112%
------------------------------------------------------------
Dividend yield                               0%         0%
------------------------------------------------------------

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

Fair Value of Financial Instruments

For financial statement instruments, including cash, accounts receivable and accounts payable, the carrying amount approximated fair value because of their short maturity.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies

Foreign Currency

The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchanges for assets and liabilities, and average rates of exchanges for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (losses) as a component of stockholders' equity. Net gain and losses resulting from foreign exchange transactions are included in other income, net and were not significant during the period presented.

Recent Accounting Pronouncement

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

Note 3. Property and Equipment

At June 30, 2004 property and equipment consists of the following:

Purchased software                  $  84,283
Computer equipment                    144,596
Furniture, fixtures and equipment      98,679
                                    ---------
                                      327,558
Accumulated depreciation             (291,246)
                                    ---------
                                    $  36,312
                                    =========

Note 4. Accrued Expenses

At June 30, 2004 accrued expenses consists of the following

Accrued professional fees          $ 95,563
Accrued vendor costs                 96,000
Other accrued expenses              144,933
                                   --------
                                   $336,496
                                   ========

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 5. Stockholders' Equity

Common and Preferred Stock

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

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2,647,780. All of the B Shares sold in this offering were offered and sold to accredited investors in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. No general solicitation was made in connection with the sale of the B Shares. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 14,710,000 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 7,355,000 shares of common stock. The Company recorded approximately $736,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants sold in this offering. However, the Company was not able to get the March Form S-2 declared effective before the passing of certain deadlines and as such the Company is required to pay a penalty equivalent to 6% of the common shares underlying the B Shares sold in this offering. The Company has recorded a charge of approximately $276,000 relating to this penalty (including the penalty relating to the Series A subscribers described above) in March 2004. In addition, the Company incurred approximately $250,000 of dividends to the Series B shareholders. The Company has not issued approximately 393 Series B shares for the penalty and dividend. The Company paid approximately $262,000 in finders' fees relating to this private placement.

In December 2003, the Company issued 5,000,000 shares of common stock to Blue & Gold Enterprises LLC ("Blue & Gold") as consideration for financial consulting services provided by Mr. Steven Antebi pursuant to the Consulting Agreement dated December 2003 between the Company and Mr. Antebi. The shares issued to Mr. Antebi were restricted shares on the date of issuance. The April Form S-2, declared effective on April 29, 2004, registered the shares of common stock issued to Mr. Antebi under his consulting agreement. In connection with this agreement the Company recorded approximately $950,000 as non-cash compensation.

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

In March 2004, several holders of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company established to complete the acquisition of Spider, converted their preferred stock to shares of the Company's common stock. Such conversions resulted in the issuance of 1,073,446 shares of common stock.

In 2004, holders of 1,766.62 shares of the Company's Series B 10% Cumulative Convertible Preferred Stock ("B Shares") converted their B Shares into shares of the Company's common stock. Such conversions resulted in the issuance of 9,814,556 shares of common stock. The 9,814,556 common shares issued on the conversions is derived from the B Shares' $.18 conversion price. In connection with the conversion an additional 330,548 shares were issued as payment of the B Shares 10% cumulative dividend, and 408,982 shares were issued as payment of a 6% penalty for the failure by the Company to cause its March Form S-2 (as defined below) to be declared effective in a timely manner.

On March 12, 2004, the Company approved the issuance of 97,608 shares of common stock to Bradley L. Steere, Esq. as consideration for legal services rendered to the Company in the amount of approximately $18,500.

On March 12, 2004, the Company approved the issuance of 32,639 shares of common stock to Mr. Wesley Ramjeet as consideration for professional accounting services rendered to the Company in the amount of approximately $5,900.

On March 12, 2004, the Company approved the issuance of 555,554 shares of common stock to Mr. Malcolm Coster pursuant to the terms and conditions of his Employment Contract as compensation for services rendered by Mr. Coster to the Company in the amount of approximately $111,000 as its interim Chief Executive Officer.

On March 29, 2004, the Company issued 5,000,000 shares of common stock to Noah Clark as consideration for financial consulting services beginning April 1, 2004, to be provided by Mr. Clark pursuant to the Consulting Agreement dated March 26, 2004 between the Company and Mr. Clark (the "Consulting Agreement"). The Company recognized approximately $950,000 of expense relating to this agreement. The shares issued to Mr. Clark were restricted shares on the date of issuance. On April 26, 2004, the Company filed an Amendment Number 1 to a Registration Statement on Form S-2 originally filed on April 4, 2004 (hereinafter referred to as the "April Form S-2"), which covered the shares of common stock issued to Mr. Clark under his consulting agreement. On April 29, 2004, the April Form S-2 was declared effective by the Securities and Exchange Commission (File No. 333-114296). A copy of the Consulting Agreement is attached hereto as Exhibit 10.15 and the reader is referred to that exhibit for the full text of that agreement.

On April 22, 2004 the Company approved the issuance of 1,498,177 shares of common stock to employees. In connection with this issuance the Company recorded compensation of approximately $195,000.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 5. Stockholders' Equity (continued)

Stock Options

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under the 2002 Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. The amount recognized as expense for the period ending June 30, 2004 and 2003 was $3,562,241 and $7,678,333, respectively.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise price of $.25 of each option up to one dollar in cash or stock. The total amount is capped at $400,000 and expired in December 2003. As of June 30, 2004 the Company recorded a liability of $200,000.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. As of June 30, 2004 all 1,500,000 of these options have been vested. Under the terms of employment the Company agreed to compensate certain consultants for 1,450,000 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $294,000 and expired in December 2003. As of June 30, 2004, the Company recorded a liability of $244,000.

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

In fiscal 2004, the Board of Directors granted 4,513,000 options to certain employees of the Company under the 2002 Plan. Of those options, 2,256,500 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.13 per share, the fair market price of the stock on the date of grant.

Detailed information concerning WARP Technology Holding, Inc activity for the 2002 Plan is as follows:

                                                       Weighted-        Average
                                                        Average        Fair Value
                                         Options     Exercise Price    Of Grants
                                        -----------------------------------------
Options outstanding at June 30, 2002            --           --             --
Options granted                          9,399,652       $ 0.25         $ .225
Options cancelled                       (1,700,000)        0.25
                                        -----------------------------------------
Options outstanding at June 30, 2003     7,699,652       $ 0.25
Options cancelled                       (3,179,334)         .23
Options granted                          4,513,000          .13         $ 0.13
                                        -----------------------------------------
Options outstanding at June 30, 2004     9,033,318       $ 0.22
                                        =========================================

The following table summarizes information about options outstanding at June 30, 2004.

                   Options Outstanding                               Options Exercisable
                   ------------------                                -------------------
                                   Weighted average
                    Number       remaining contractual  Weighted average    Number      Weighted average
Exercise Price   Outstanding        life (in years)      exercise price   exercisable    exercise price
--------------------------------------------------------------------------------------------------------
     $0.13        4,273,000               9.8                  $0.13       2,444,512          $0.13
     $0.25        4,760,318               8.0                  $0.25       3,562,267          $0.25
--------------------------------------------------------------------------------------------------------

As of June 30, 2004, there were 966,682 shares available for future grants under the 2002 Plan.

The fair value for options have been estimated on the date of grant using the Black-Scholes option pricing model thereafter, with the following assumptions:

                                Year ended June 30,
                              2004              2003
------------------------------------------------------
Expected life                3 years          3 years
------------------------------------------------------
Risk-fee interest rate         2.13          1.53 -2.0
------------------------------------------------------
Expected volatility            183%             112%
------------------------------------------------------
Dividend yield                  0%               0%
------------------------------------------------------

During 2004, no options were issued or exercised under the Warp Solutions, Inc. 1999 Plan. Additionally, all previously outstanding options were canceled. Therefore, as of June 30, 2004, there are no options outstanding under the Warp Solutions, Inc. 1999 Plan.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 5. Stockholders' Equity (continued)

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

In connection with the February, 2003 private placement the Company issued 420,930 warrants to purchase shares of its common stock at an exercise price of $.10 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2004, 135,000 of these warrants were exercised, the Company received approximately, $13,500.

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

On March 5, 2004, the Company initiated a warrant exchange program (the "Program") applicable to all of the Company's outstanding warrants (collectively the "Original Warrants"). The Program was an opportunity for the Company's warrant holders to choose whether they wanted to keep their Original Warrants or exchange them for new warrants (the "Exchanged Warrants"). The Exchanged Warrants had an exercise price of $0.15 per share, as compared to the Original Warrants, which have exercise prices of $0.36, $0.33, $0.25, or $0.18 per share, and were required to be exercised immediately after their issuance. The Program closed on March 18, 2004, and resulted in the exchange of 4,302,387 Original Warrants for Exchanged Warrants. The immediate exercise of the Exchanged Warrants caused the issuance by the Company of 4,302,387 shares of common stock for gross proceeds to the Company of $645,358. The Company recorded approximately $132,000 as a beneficial conversion dividend relating to this transaction because the fair market value of the common stock was greater than the conversion price.

In April 2004,the Company issued warrants to purchase 860,000 shares of common stock at an exercise price of $0.25 per share to Lighthouse Capital Ltd and warrants to purchase 150,000 shares of common stock at an exercise price of $0.25 to Peter Bailey in payment of services provided by Lighthouse Capital Ltd to the Company under the terms of a consulting agreement. In connection with this issuance the Company recorded an expense of approximately $105,000.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 6. SpiderSoftware, Inc. Acquisition

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

The purchase price for Spider was allocated as follows:

Working capital, including cash acquired               $   41,772
Property and equipment                                     49,555
Intangible assets                                         530,000
Goodwill                                                3,893,294
                                                       ----------
Total purchase price                                   $4,514,621
                                                       ==========

Amortization expense relating to intangible assets for the remaining useful lives, is expected as follows:

     June 30, 2005                                     $  171,667
     June 30, 2006                                         81,250
                                                       ----------
Total amortization                                     $  252,917
                                                       ==========

Note 7. Note Payable

On June 12, 2003 a shareholder loaned the Company $120,000 on an unsecured basis. The interest rate was 1% per month and was due on June 30, 2003. The Company repaid $75,000 of the loan in September 2003 and the balance was repaid in November 2003.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 8. Income Taxes

The Company has a U.S. Federal net operating loss carryforward of approximately $21,850,000 as of June 30, 2004, which may be used to reduce taxable income in future years through the year 2024. The deferred tax asset primarily resulting from net operating losses was approximately $7,429,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Note 9. Commitments and Contingencies

Leases

Rent expense amounted to approximately $201,000 and $125,000 for the year ended June 30, 2004 and 2003, respectively.

Legal Proceedings

Two former consultants to the Company who provided services to the Company's U.K. subsidiary, Warp Solutions, Ltd., have made claims against the Company under U.K. law, contending that they were employees under such laws, were unfairly dismissed, and, therefore, entitled to certain benefits and rights. The total claim is estimated to be approximately $180,000. The Company has received a preliminary judgment from a U.K. Employment Tribunal determining that two former consultants were employees within the (U.K.) Employment Rights Act. The Company has appealed from this determination and intends to contest it vigorously. The Company has accrued $50,000 relating to this claim.

                         Warp Technology Holdings, Inc.
             Notes to Consolidated Financial Statements (continued)

Note 10. Subsequent Events

Series B-2 Preferred Stock Financing.

            The Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"), as of August 4, 2004. The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to the Investors. The aggregate purchase price for the Securities is $1,600,000, of which $500,000 was received by Warp in an initial closing (which occurred on August 4, 2004) in which 500 shares of Series B-2 Preferred Stock were issued together with Warrants to acquire an additional 500 shares of Series B-2 Preferred Stock. Under the terms of the Purchase Agreement, the remaining $1,100,000 purchase price is to be paid at a closing no later than October 31, 2004 in which 1,100 shares of Series B-2 Preferred Stock were to be issued together with Warrants to acquire an additional 1,100 shares of Series B-2 Preferred Stock. At any time a holder of shares of Series B-2 Preferred Stock may convert such shares into shares of Common Stock. In addition, if, upon the expiration of five (5) years from the date of issuance, there remain any shares of Series B-2 Stock which have not been converted, such shares shall automatically convert into shares of Common Stock. Each share of Series B-2 Preferred Stock is convertible into 20,000 shares of common stock.

ISIS Capital Management, LLC ("ISIS") and Warp entered into a Consulting Agreement, dated as of August 4,2004, pursuant to which Warp will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of Warp. ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock.

Employment Contracts

Subsequent to June 30, 2004 the Company entered into employment contracts with following four executive officers: Rodney A. Bienvenu, Jr., its Chairman and Chief Executive Officer; Gus Bottazzi, its President, Principal Financial Officer, and Director; Ernest C. Mysogland, its Executive Vice President, Chief Legal Officer, and Secretary and Michael D. Liss, its Chief Operating Officer. Annual compensation under the employment agreements is $674,000 for the year ended June 30, 2005; $368,000 for the year ended June 30, 2006. In connection with the B-2 Financing, and the employment relationships entered into by the Company and certain members of management, the Company granted options to acquire shares of its Common Stock. The Company also amended its 2002 Employee Stock Plan to increase the total number of shares authorized for issuance under the plan to a total of 77,661,098 shares of Common Stock, and to reserve such shares for issuance under the plan. The options granted by the Company were granted to Bienvenu, Mysogland, Bottazzi and Liss. In addition, ISIS was granted certain non-qualified options to acquire shares of Common Stock. The total number of shares subject to these options is 66,971,236. All such options have an exercise price of $0.0675 per share. The exercise of such options is subject to the achievement of certain vesting and milestone terms (subject in each case to the terms of the optionee's stock option agreement). Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary of the initial closing of the B-2 Financing.