Form 10KSB/A
period 2004-06-30
WARP TECHNOLOGY HOLDINGS INC
filed 2004-10-28
CIK 1125052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                  FORM 10-KSB/A

                           ---------------------------
                                 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: This report on Form 10-KSB/A amends the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004 to include the information called for in Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB. No other items in the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004 are amended hereby.

The information called for in Item 13 of Part III was included in the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Officers and Directors.

      The following table sets forth the name, age and position of each of our directors, executive officers and significant employees as of September 17, 2004. Each director will hold office until the next annual meeting of our stockholders or until his or her successor has been elected and duly qualified. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Executive Officers            Age         Position
------------------            ---         --------
Rodney A. Bienvenu, Jr.       38          Chief Executive Officer, Director and
                                          Chairman

Gus Bottazzi                  38          President, Principal Financial Officer

Ernest C. Mysogland           39          Chief Legal Officer, Executive Vice
                                          President and Secretary

Michael D. Liss               40          Chief Operating Officer

Background of Officers and Directors.

      Mr. Bienvenu has more than eighteen years of technology industry experience. Mr. Bienvenu is a founder and Managing Partner of ISIS Capital Management, LLC ("ISIS"), an investment firm specializing in active investment strategies and strategic transactions in information technology and other sectors. Prior to ISIS, Mr. Bienvenu founded Strategic Software Holdings, LLC ("SSH"), a successful investment vehicle that initiated a takeover attempt of Mercator Software, Inc. (NASDAQ: MCTR), and invested in other public and private enterprise software companies. Prior to SSH, Mr. Bienvenu served as President of Software at divine, Inc. ("divine") a publicly traded software company. During his tenure at divine, Mr. Bienvenu led the planning, acquisition and consolidation of over thirty companies, including five public companies. Prior to divine, Mr. Bienvenu served as CEO and President of SageMaker, Inc. ("SageMaker"), a provider of digital asset management solutions for Global 2000 companies that he founded in 1992. Under his guidance, SageMaker raised more than $33 million in venture capital funding and acquired several technology companies in the U.S. and Europe. SageMaker was sold to divine, Inc. in early 2001. Mr. Bienvenu's previous industry experience includes the founding of a successful electronic publishing company and sale to a major publisher in 1991.

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

      Mr. Mysogland has more than 14 years experience in mergers and acquisitions, equity and debt financing and investment. Mr. Mysogland is a founder and Managing Partner of ISIS Capital Management, LLC ("ISIS"), an investment firm specializing in active investment strategies and strategic transactions in information technology and other sectors. Prior to ISIS, Mr. Mysogland managed the legal and administrative matters of Strategic Software Holdings, LLC. Prior to SSH, Mr. Mysogland engaged in private legal practice representing investors, issuers, acquirers and targets in hundreds of public and private mergers and acquisitions, equity and debt financings, and other strategic transactions ranging in size up to $3.5 billion. His clients have included numerous software and technology companies, private equity funds and institutional investors. Mr. Mysogland graduated from the University of Notre Dame and the Columbia University School of Law.

      Mr. Liss is a serial entrepreneur with over 20 years experience in marketing high tech products and services on a global basis. He has held senior Sales & Marketing positions at Globix, Call Sciences and Nortel. Mr. Liss is also a co-founder of Coral Systems, Inc. where he was responsible for Product Development. Coral Systems, a leading developer of fraud detection systems, was acquired by Lightbridge, Inc. Mr. Liss completed the Masters program in Computer Science at Rochester Institute of Technology and holds a patent on an expert system-based fraud detection system.

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

Section 16(a).

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

      To the Company's knowledge, and based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and 10% or greater beneficial owners were complied with other than certain Form 3's, Form 4's and Form 5's which will be filed late including Form 5's from Mr. Bottazzi and Mr. Liss.

Audit Committee.

      The Company does not currently have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION.

      The following Summary Compensation Table sets forth information concerning the annual and long-term compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers (collectively the "named executive officers"). This information includes the dollar value of base salaries and bonus awards and the number of stock options granted, and certain other compensation, if any.

                           Summary Compensation Table

                                   Annual Compensation                            Long-Term Compensation
                                   -------------------                            ----------------------
                                                                                Awards                     Payouts
                                                                                ------                     -------
                                                           Other                                                   Other
Executive                                                  Annual      Restricted    Securities                   Annual
Officer and                                               Compen-        Stock       Underlying        LTIP       Compen-
Principal                           Salary      Bonus      sation        Awards     Options/SAR      Payouts      sation
Position                Year        (US$)       (US$)      (US$)          (#)           (#)            (US$)       (US$)
 Ron Bienvenu  (1)      2004             0        0          0             0                 0           0           0
CEO & Chairman          2003             0        0          0             0                 0           0           0
                        2002             0        0          0             0                 0           0           0

Gus Bottazzi (2)        2004       198,693        0          0             0                 0           0
President               2003        56,250        0          0             0           200,000           0           0
                        2002             0        0          0             0                 0           0           0

Michael Liss (3)        2004       137,500        0          0             0         1,025,000           0           0
COO                     2003        30,000        0          0             0                 0           0           0
                        2002             0        0          0             0                 0           0           0

Andrew Leighton (4)     2004       155,191        0          0             0           400,000           0           0
VP of Sales             2003             0        0          0             0                 0           0           0
                        2002             0        0          0             0                 0           0           0

      (1) Rodney A. Bienvenu, Jr. Mr. Bienvenu was appointed CEO and Chairman of the Company on August 4, 2004. Mr. Bienvenu did not receive any compensation for fiscal 2004.

      (2) Gus Bottazzi. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Bottazzi for all executive positions held by him at the Company beginning April 15, 2003.

      (3) Michael Liss. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Liss for all executive positions held by him at the Company beginning March 1, 2003.

      (4) Andrew Leighton. The compensation shown in this Summary Compensation Table represents the total compensation paid to Mr. Leighton for all executive positions held by him at the Company beginning July 1, 2003. As of June 30, 2004 Mr. Leighton was no longer employed with the Company.

      The compensation discussed herein addresses all compensation awarded to, earned by, or paid to the Company's named executive officers for all the positions held thereby with the Company and its subsidiaries.

      There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Long-Term Incentive Plan Awards.

2002 Stock Incentive Plan

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

      In connection with the acquisition of Spider Software, Inc. ("Spider"), in March 2003 the Board of Directors issued 81,652 options to certain employees of Spider under the 2002 Plan in exchange for their existing Spider options.

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

Options Granted to Named Executive Officers.

      The following table contains certain information regarding stock options we have granted to our named executive officers.

                         Individual Option Grants Table

                      Number of      Percent of
                      Securities    Total Options
                      Underlying      Granted to     Exercise or
                       Options      Employees in      Base Price    Expiration
Name                   Granted       Fiscal Year      ($/share)        Date
------------------    ----------    -------------    -----------    ----------
Greg Parker(1)           570,000         6.0%           $.25         2/15/2013
Michael Liss           1,025,000        23.0%           $.13         4/13/2014
Andrew Leighton(1)       400,000         9.0%           $.13         4/13/2014

1) As of June 30, 2004 no longer employed by the Company.

Aggregate Option Exercises by Named Executive Officers and Option Values.

      The following table contains certain information regarding stock options exercised during the past twelve months and stock options held as of June 30, 2004, by each of our named executive officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                              Option Exercise Table

                                                      Number of Securities        Value of Underlying
                                                     Underlying Unexercised              Options
                     Shares                           Options at 6/30/04 (#)         at 6/30/04 (1)
                    Acquired                         ------------------------     -------------------
                      On               Value                          Non-                       Non-
Name               Exercise (#)   Realized ($)(2)   Exercisable   Exercisable   Exercisable   Exercisable
----               ------------   ---------------   -----------   -----------   -----------   -----------
GREG PARKER(1)          0                $0           253,492       316,508     $         0   $         0
MICHAEL LISS            0                $0           555,208       469,792     $         0   $         0
ANDREW LEIGHTON(1)      0                $0           216,667       183,333     $         0   $         0

1) As of June 30, 2004 no longer employed by the Company.

      (1) Calculated on the basis of $ .06 per share, the last reported bid price of the common stock on the over-the-counter market on June 30, 2004, less exercise price payable for such shares.

      (2) Calculated on the basis of the closing share price of the common stock on the over-the-counter market on the date exercised, less the exercise price payable for such shares.

Compensation of Directors.

      The Company's directors do not receive any compensation for serving as members of the board of directors.

Employment Contracts.

      The Company has written employment contracts with following four executive officers: Rodney A. Bienvenu, Jr., its Chairman and Chief Executive Officer; Gus Bottazzi, its President, Principal Financial Officer, and Director; Ernest C. Mysogland, its Executive Vice President, Chief Legal Officer, and Secretary; Michael D. Liss, its Chief Operating Officer.

Indemnification.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth as of September 17, 2004, certain information regarding the beneficial ownership (1) of the Company's common stock outstanding by (i) each person who is known to the Company to own 5% or more of its common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o WARP Technology Holdings, Inc., 151 Railroad Avenue, Greenwich, Connecticut 06830.

                                Common Stock (1)

                                                                         Amount and
                                                                          Nature of
    Name and Address                                                     Beneficial    Percent of
   of Beneficial Owner                      Company Position              Ownership       Class
    -------------------                     -----------------            ----------    ----------
Rodney A. Bienvenu, Jr. (2)         Director, Chairman,
                                    Chief Executive Officer              30,000,000        23.6%

Gus Bottazzi (3)                    Director, President, Principal
                                    Financial Officer                       200,000            *

Ernest C. Mysogland (4)             Executive Vice President, Chief
                                    Legal Officer and Secretary          30,000,000        23.6%

Michael D. Liss (5)                 Chief Operating Officer                 632,934            *

All directors and executive
officers as a group (4 persons)                                          30,832,934       24.26%

Malcolm Coster (6)                                                        7,955,555        8.03%

Carnegie Entities (7)                                                    14,388,889       13.25%

Lemire Corp.(8)                                                           5,000,000        5.15%

Leonid Primak (9)                                                         5,581,531        5.75%

Mai N. Pogue (10)                                                        21,915,857       21.75%

Pogue Management (11)                                                    21,915,857       21.75%

Pogue Shareholders (12)                                                  21,915,857       21.75%

Pogue Capital Intl. Ltd. (13)                                             5,133,200        5.02%

MCP Global Corp. Ltd. (14)                                                5,133,200        5.02%

ISIS Capital Management, LLC
(15)                                                                     30,000,000        23.6%

ISIS Acquisition Partners II
LLC (16)                                                                 30,000,000        23.6%

Maurice and Stacey Gozlan
(17)                                                                      5,111,112        5.03%

Mirco Teta (18)                                                          14,000,000        12.6%

Noah Clark (19)                                                          12,000,000        9.34%

* Indicates less than one percent.

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

(2) Rodney A. Bienvenu, Jr. Amount includes the securities or rights to acquire securities held by ISIS Acquisition Partners II LLC ("IAP II") or deemed to be held by ISIS Capital Management, LLC ("ISIS") as described in footnotes 15 and 16 below. Mr. Bienvenu is a managing member of ISIS. Mr. Bienvenu may be deemed to have voting and investment power with respect to shares beneficially owned by IAP II and/or ISIS and disclaims beneficial ownership of such shares, except to the extent of his respective proportionate pecuniary interest therein.

(3) Gus Bottazzi. Amount includes vested options to acquire 200,000 shares of common stock at an exercise price of $0.25 per share.

(4) Ernest C. Mysogland. Amount includes the securities or rights to acquire securities held by ISIS Acquisition Partners II LLC ("IAP II") or deemed to be held by ISIS Capital Management, LLC ("ISIS") as described in footnotes 15 and 16 below. Mr. Mysogland is a managing member of ISIS. Mr. Mysogland may be deemed to have voting and investment power with respect to shares beneficially owned by IAP II and/or ISIS and disclaims beneficial ownership of such shares, except to the extent of his respective proportionate pecuniary interest therein.

(5) Michael D. Liss. Amount includes options to acquire 625,000 shares of common stock at an exercise price of $0.13 per share, such options having vested or which will vest with 60 days.

(6) Malcolm Coster is a citizen of the United Kingdom whose principle residential address is 46 Golf Side, Sutton, Surry, SM27EZ, UK. Amount includes warrants to acquire 2,000,000 shares of common stock, at an exercise price of $0.18 per share.

(7) Carnegie Entities. The "Carnegie Entities" and the Carnegie Fund, and the Carnegie Worldwide/Emerging Growth fund. The address for the Carnegie Entities is 5 Place de la Gare, PO Box 1141, L 1001, Luxembourg. Amount includes 610 shares of Series B Preferred Stock, which is convertible into 12,200,000 shares of Common Stock, and warrants to acquire 800,000 shares of Common Stock at an exercise price of $0.33 per share.

(8) Lemire Corp. The Toro Trust is the owner and controlling shareholder of Lemire Corp., and makes all the investment decisions for Lemire Corp. The Toro Trust is an irrevocable trust the beneficiary of which is the adult son of Mr. John A. Roberts. Mr. Roberts is not the trustee of the trust and does not make the investment decisions of the trust. Mr. Roberts' son does not live with Mr. Roberts. Mr. Roberts therefore denies beneficial ownership of the shares owned by Lemire Corporation. Lemire Corporation has its registered offices at Calle 54, Avenida Samuel Lewis, Urbanizacion Obarrio, Panama, Republic of Panama. The Toro Trust has its registered office at Bergstrasse 389, P.O. Box 777, 9497 Triesenberg, Principality of Liechtenstein. Mr. John A. Roberts is the controlling shareholder of Resolute Securities Limited, which owns 2,837,500 shares of the Company's common stock, representing 2.92% of the common stock, for the benefit of Mr. Roberts. Mr. Roberts makes all the investment decisions for Resolute Securities Limited. Mr. Roberts is deemed to be the beneficial owner of the shares owned by Resolute Securities Limited. Resolute Securities Limited has its offices at The Private Trust Corporation Ltd., Charlotte House, Charlotte Street, P.O. Box N-65, Nassau, Bahamas.

(9) Leonid Primak. Mr. Primak was a founder of WARP Solutions, Inc. but is no longer an officer or director of that company. Mr. Primak's address is 284 Mott Street, New York, N.Y.

(10) Mai N. Pogue. Ms. Pogue, jointly with her husband, Gerald A. Pogue, owns
75.420 shares of Series B Preferred Stock, which is convertible into 1,508,400 shares of Common Stock, and warrants to acquire 209,500 shares of Common Stock at an exercise price of $0.33 per share. In addition, the amount includes securities held by the Pogue Shareholders as described in footnote 11 and 12 below.

(11) Pogue Management. Pogue Capital Management, Inc. ("Pogue Management") directly holds warrants to acquire 63,000 shares of Common Stock at an exercise price of $0.33 per share. In addition, the amount includes securities held by the Pogue Shareholders as described in footnote 12 below. Pogue Management manages or advises the Pogue Shareholders. Mai N. Pogue is the President of Pogue Management. Pogue Management's address is 7851 Fisher Island Drive, Fisher Island, Florida, 33109. Due to Pogue Management's management of the Pogue Shareholders, Pogue Management and Mai N. Pogue may be deemed to have voting and investment power with respect to shares beneficially owned by the Pogue Shareholders. Pogue Management and Ms. Pogue disclaim beneficial ownership of such shares, except to the extent of their respective proportionate pecuniary interest therein.

(12) Pogue Shareholders. The "Pogue Shareholders" are defined as follows: (i) Mai N. and Gerald A. Pogue; (ii) Pogue Management; (iii) Pogue Capital Intl. Ltd.; (iv) MCP Global Corp. Ltd.; (v) Pam Investments; (vi) Pogue Capital FBO Susan Rho: (vii) OXA Trade and Finance, Inc.; (ix) Chahram Pahlavi; (x) Charles Kleinow; and (xi) Domencio Schinella. The amount includes amounts held by all the Pogue Shareholders, as follows: (i) the amounts held by Mai N. and Gerald A. Pogue as described in footnote 10 above; (ii) the amounts held by Pogue Management as described in footnote 11 above; (iii) the amounts held by Pogue Capital Intl. Ltd. as described in footnote 13 below; (iv) the amounts held by MCP Global Corp. Ltd. as described in footnote 14 below; (v) 75.420 shares of Series B Preferred Stock, which is convertible into 1,508,400 shares of Common Stock, and warrants to acquire 209,500 shares of Common Stock at an exercise price of $0.33 per share, held by Pam Investments; (vi) 22.68 shares of Series B Preferred Stock, which is convertible into 453,600 shares of Common Stock, held by Pogue Capital FBO Susan Rho; (vii) 100 shares of Series B-2 Preferred Stock convertible into 2,000,000 shares of Common Stock and warrants to acquire 100 shares of Series B-2 Preferred Stock, at an exercise price of $1,000 per share, which would be convertible into 2,000,000 shares of common stock, held by OXA Trade and Finance, Inc. (ix) 75.420 shares of Series B Preferred Stock, which is convertible into 1,508,400 shares of Common Stock, and warrants to acquire 209,500 shares of Common Stock at an exercise price of $0.33 per share held by Chahram Pahlavi; (x) 75.420 shares of Series B Preferred Stock, which is convertible into 1,508,400 shares of Common Stock, and warrants to acquire 209,500 shares of Common Stock at an exercise price of $0.33 per share held by Charles Kleinow; and (xi) 25.20 shares of Series B Preferred Stock, which is convertible into 504,000 shares of Common Stock, and warrants to acquire 70,000 shares of Common Stock at an exercise price of $0.33 per share held by Domencio Schinella.

(13) Pogue Capital Intl. Ltd. holds 225.36 shares of Series B Preferred Stock, which is convertible into 4,507,200 shares of Common Stock, and warrants to acquire 626,000 shares of Common Stock at an exercise price of $0.33 per share.

(14) MCP Global Corp. Ltd. Holds 225.36 shares of Series B Preferred Stock, which is convertible into 4,507,200 shares of Common Stock, and warrants to acquire 626,000 shares of Common Stock at an exercise price of $0.33 per share.

(15) ISIS Capital Management, LLC. The amount includes the securities or rights to acquire securities held by ISIS Acquisition Partners, LLC as described in footnote 16 below. ISIS is the managing member of IAP II. ISIS may be deemed to have voting and investment power with respect to shares beneficially owned by IAP II and disclaims beneficial ownership of such shares, except to the extent of its respective proportionate pecuniary interest therein.

(16) ISIS Acquisition Partners, LLC ("IAP II") holds the following securities or rights to acquire securities: (i) 250 shares of Series B-2 Preferred Stock convertible into 5,000,000 shares of Common Stock; (ii) warrants to acquire 250 shares of Series B-2 Preferred Stock, at an exercise price of $1,000 per share, which would be convertible into 5,000,000 shares of common stock; (iii) the right under that certain Series B-2 Preferred Stock Purchase Agreement to acquire (a) 500 shares of Series B-2 Preferred Stock convertible into 10,000,000 shares of Common Stock, and (b) warrants to acquire 500 shares of Series B-2 Preferred Stock, at an exercise price of $1,000 per share, which would be convertible into 10,000,000 shares of common stock.

(17) Maurice and Stacey Gozlan. Maurice and Stacey Gozlan jointly hold 555,556 shares of common stock, 200 shares of Series B Preferred Stock, which is convertible into 4,000,000 shares of Common Stock, and warrants to acquire 555,556 shares of Common Stock at an exercise price of $0.33 per share. The address for Maurice and Stacey Gozlan is 3422 NE 166TH St., N. Miami, Florida, 33163.

(18) Mirco Teta. Mr. Teta has the obligation under that certain Series B-2 Preferred Stock Purchase Agreement, at the final closing thereunder, to purchase
(a) 350 shares of Series B-2 Preferred Stock which would be convertible into 7,000,000 shares of Common Stock, and (b) warrants to acquire 350 shares of Series B-2 Preferred Stock, at an exercise price of $1,000 per share, which would be convertible into 7,000,000 shares of common stock. Mr. Teta currently owns no shares in the Company. Mr. Teta's address is 99 South Park Avenue #31, Rockville Centre, NY 11570.

(19) Noah Clark. Mr. Clark has the obligation under that certain Series B-2 Preferred Stock Purchase Agreement, at the final closing thereunder, to purchase
(a) 250 shares of Series B-2 Preferred Stock which would be convertible into 5,000,000 shares of Common Stock, and (b) warrants to acquire 250 shares of Series B-2 Preferred Stock, at an exercise price of $1,000 per share, which would be convertible into 5,000,000 shares of common stock. Mr. Clark currently owns no shares in the Company. Mr. Clark's address is at 4225 New Forest Drive, Plano, TX 75093.

Securities Authorized for Issuance Under Equity Compensation Plans.

      The following table sets forth as of June 30, 2004, certain information regarding the securities authorized for issuance under the 2002 Stock Incentive Plan, which is the sole equity compensation plan of the Company.

                      Equity Compensation Plan Information

                                                                                                     Number Of Securities
                                                                                                   Remaining Available For
                                     Number Of Securities To Be     Weighted-Average Exercise    Future Issuance Under Equity
                                      Issued Upon Exercise Of         Price Of Outstanding            Compensation Plans
                                        Outstanding Options,         Options, Warrants And           (Excluding Securities
       Plan Category                    Warrants And Rights                  Rights                Reflected In Column (a))
                                               (a)                            (b)                             (c)
Equity compensation plans                           0                             0                              0
approved by security holders.
Equity compensation plans
not approved by security holders.           9,033,318                         $0.22                        966,682
Total                                       9,033,318                         $0.22                        966,682

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Aggregate fees billed to the Company for the year ended June 30, 2004 by the accounting firms retained during the year, Ernst & Young LLP and Mahoney Cohen & Company, CPA, P.C., see Item 8 of the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2004, and aggregate fees billed for the year ended June 30, 2003 by the accounting firm Ernst & Young LLP.

                                               Year Ended        Year Ended
                                              June 30, 2004     June 30, 2003
Audit Fees (a) ...........................    $     105,000     $     160,000

Audit Related Fees (b) ...................    $      15,000     $      61,000

(a) Includes fees in connection with the audit of the Company's consolidated financial statements and reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.

(b) Includes fees for the audit of the Company's acquisition in 2003 and the review of the company's registration statement filings in 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2004

                                        WARP TECHNOLOGY HOLDINGS INC

                                        By: /s/  Rodney A. Bienvenu, Jr.
                                        -----------------------------------
                                        Rodney A. Bienvenu, Jr., CEO, Chairman
                                        as Registrant's duly authorized officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Rodney A. Bienvenu, Jr.                   /s/ Gus Bottazzi
----------------------------------            ---------------------------------
Rodney A. Bienvenu, Jr.                       Gus Bottazzi
Chairman, Chief Executive                     President, Director
Officer and Director                          October 27, 2004
October 27, 2004