Form 10QSB
period 2004-09-30
WARP TECHNOLOGY HOLDINGS INC
filed 2004-11-15
CIK 1125052

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2004

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

                    151 Railroad Avenue, Greenwich, CT 06830
                 -----------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (203) 422-2950

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2004, there were 97,111,483 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION

Forward-Looking Information

      Certain statements in this Form 10-QSB of WARP Technology Holdings, Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company's revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission (the "Commission"), as well as the risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB filed with the Commission on October 13, 2004 (the "Form 10-KSB").

ITEM 1.   Financial Statements.

Table of Contents

                                                                        Page
Consolidated Balance Sheets                                               3

Consolidated Statements of Operations                                     4

Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                   September 30,      June 30,
                                                                                       2004             2004
                                                                                   ------------     ------------
                                                                                    (Unaudited)       (Audited)
Assets
Current assets:
   Cash                                                                            $     35,877     $    115,491
   Accounts receivable                                                                   27,730          117,847
   Prepaid expenses and other                                                            14,059           15,850
   Deferred product cost                                                                      -           14,028
                                                                                   ------------     ------------
Total current assets                                                                     77,666          263,216

Property and equipment, net                                                              33,706           36,312
Intangible assets, net                                                                  205,417          252,917
Goodwill                                                                              3,893,294        3,893,294
                                                                                   ------------     ------------
Total assets                                                                       $  4,210,083     $  4,445,739
                                                                                   ============     ============
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $    613,445     $    672,105
   Accrued expenses                                                                     345,532          336,496
   Deferred revenue                                                                      31,631          155,826
   Deferred compensation                                                                444,000          444,000
                                                                                   ------------     ------------
Total current liabilities                                                             1,434,608        1,608,427

Commitments and contingencies                                                                 -                -

Stockholders' equity:

   Preferred stock (Canadian subsidiary)                                                      4                4
   Preferred stock, $.00001 par value; 50,000,000
     shares authorized, of which of which 18,234 have been designated as Series
     B 10% Cumulative Convertible Preferred Stock, and of which 4,000 have been designated as Series B-2 Preferred Stock
   Series B 10% Cumulative Convertible Preferred Stock; 2,915 shares issued and outstanding at September 30, 2004 and June 30, 2004
           (Liquidation value $2,915,100)                                             2,915,100        2,915,100
   Common stock to be issued relating to interest
     and penalties on Series B 10% Cumulative Convertible
     Preferred Stock (5,299,790 and 3,638,650 shares)                                   475,996          392,939
   Series B-2 Preferred stock; 750 shares issued and
     outstanding at September 30, 2004
       (Liquidation value $750,000)                                                     750,000               --
   Common stock, $.00001 par value; 500,000,000
     shares authorized, and 97,111,483
     shares issued and outstanding at September 30,
     2004 and June 30, 2004                                                                 971              971
   Additional paid-in capital                                                        43,476,085       40,121,816
   Deferred compensation                                                             (1,625,155)        (891,833)
   Accumulated other comprehensive loss                                                 (29,359)          (4,990)
   Accumulated deficit                                                              (43,188,167)     (39,696,695)
                                                                                   ------------     ------------
Total stockholders' equity                                                            2,775,475        2,837,312
                                                                                   ------------     ------------
Total liabilities and stockholders' equity                                         $  4,210,083     $  4,445,739
                                                                                   ============     ============

See accompanying notes to the consolidated financial statements.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended
                                                                    September 30,
                                                                2004             2003
                                                            ------------     -------------
Revenue                                                     $    157,881     $     55,196

Product cost                                                      14,028            8,378
Product development                                               77,066           68,695
Sales, marketing and business development                        253,182          631,916
General and administrative                                       551,767          528,427
Non-cash compensation and consulting fees                        415,597        1,322,581
                                                            ------------     ------------
Loss before interest income                                   (1,153,759)      (2,504,801)

Interest income                                                      695              382
                                                            ------------     ------------
Net loss                                                    $ (1,153,064)    $ (2,504,419)
                                                            ============     ============

Computation of loss Applicable to Common Shareholders

Net loss before beneficial conversion and
preferred dividends                                         $ (1,153,064)    $ (2,504,419)

Beneficial conversion and preferred dividends                 (2,338,408)              --
                                                            ------------     ------------
Loss attributable to common stockholders                    $ (3,491,472)    $ (2,504,419)
                                                            ============     ============
Basic and diluted net loss per share attributable
 to common stockholders                                     $      (0.04)    $      (0.04)
                                                            ============     ============

Weighted-average number common shares--basic and diluted      97,111,483       67,262,586
                                                            ============     ============

See accompanying notes to the consolidated financial statements.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                            2004            2003
                                                        -----------     -----------
Operating activities
Net loss                                                $(1,153,064)    $(2,504,419)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                           52,303          69,726
     Non cash compensation and consulting                   415,597       1,322,581
     Changes in operating assets and liabilities:
       Accounts receivable                                   90,420        (271,068)
       Inventory and prepaid expenses                         1,799         (97,847)
       Accounts payable and accrued expenses                (50,930)        (78,059)
       Deferred compensation payable                                        (12,000)
       Deferred revenue                                    (124,581)        343,110
       Deferred product cost                                 14,028         (50,866)
                                                        -----------     -----------
  Net cash used in operating activities                    (754,428)    $(1,278,842)
                                                        -----------     -----------

Investing activities
Repayment of advances                                                      (154,069)
                                                        -----------     -----------
Net cash used in investing  activities                            -        (154,069)
                                                        -----------     -----------

Financing activities
Prepayment of subscription                                                  260,080
Payment on stockholder loan                                                 (75,000)
Proceeds from issuance of preferred and common
stock, net of issuance costs                                700,000         920,940
                                                        -----------     -----------
Net cash provided by financing activities                   700,000       1,106,020
                                                        -----------     -----------
Effect of exchange rate changes on cash                     (25,186)         (7,153)
                                                        -----------     -----------
Net decrease in cash                                        (79,614)       (334,044)
Cash--beginning of period                                   115,491         360,064
                                                        -----------     -----------
Cash--end of period                                     $    35,877     $    26,020
                                                        ===========     ===========

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

Notes To Consolidated Financial Statements

Note 1. Description of Business

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the "Company") is a Nevada corporation with its principal executive office in Greenwich, Connecticut. The Company operates in the United States, Canada and the U.K. through its subsidiaries, WARP Solutions, Inc. a Delaware corporation, Warp Solutions, Ltd. a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc., a Canadian corporation.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

The Company has incurred recurring operating losses since its inception. As of September 30, 2004 the Company had an accumulated deficit of approximately $43,188,000 and at September 30, 2004 had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company's continuation as a going concern is dependant upon receiving additional financing. In August 2004 the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "B-2 Purchase Agreement") for the sale of 1,600 shares of Series B-2 Preferred stock for an aggregate purchase price of $1,600,000. As of September 30, 2004, the Company has received $750,000, and expects to receive the remaining $850,000 in the final closing under the B-2 Purchase Agreement. The Company anticipates that during its 2005 fiscal year it will need to raise over $1,500,000 above the amounts received or to be received under the B-2 Purchase Agreement, in order to support its working capital needs and to continue to execute the requirements of its business plan. In addition, the Company anticipates that it will be necessary to raise more than $23,000,000 in additional financing in connection with the funding requirements in connection with the acquisition of Gupta Technologies, LLC (as discussed below), and to support its working capital needs through the anticipated closing of the acquisition. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or other attempts to raise sufficient capital.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Warp Technology Holdings, Inc. and its wholly-owned subsidiaries (collectively the "Company"). All inter-company transactions and balances have been eliminated in consolidation.

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

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 191,327,000, respectively, and 12,032,000 common shares as of September 30, 2004 and September 30, 2003 are not included, as the inclusion of such would be anti-dilutive for all periods presented.

Options and Warrants

Options and warrants issued to non-employees were valued utilizing the Black-Scholes pricing model.

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

                                                          Three Months Ended
                                                            September 30,
                                                        2004            2003
                                                    ------------    ------------
Net loss, as reported                               $ (1,153,064)   $ (2,504,419)
Add: Total stock-based employee
  compensation expense included in
  reported net loss                                      319,523       1,322,581
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all awards               (374,613)     (1,354,070)
                                                    ------------    ------------

Net loss, pro forma                                 $ (1,097,974)   $ (2,535,908)
Beneficial conversion and preferred dividends         (2,338,408)             --
Net Loss attributable to common stockholders-
  Pro forma                                         $ (3,436,382)   $ (2,535,908)

Basic and diluted net loss per share, as reported   $       (.04)   $       (.04)
Basic and diluted net loss per share, pro forma     $       (.04)   $       (.04)

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

Foreign Currency

The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchanges for assets and liabilities, and average rates of exchanges for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (losses) as a component of stockholders' equity. Net gain and losses resulting from foreign exchange transactions are included in operations and were not significant during the period presented.

Segment Information

The Company operates in one segment.

Note 3. Stockholders' Equity

Common and Preferred Stock

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

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2,647,780. All of the B Shares sold in this offering were offered and sold to accredited investors in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. No general solicitation was made in connection with the sale of the B Shares. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 14,710,000 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 7,355,000 shares of common stock. The Company recorded approximately $736,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants sold in this offering. However, the Company was not able to get the March Form S-2 declared effective before the passing of certain deadlines and as such the Company is required to pay a penalty equivalent to 6% of the common shares underlying the B Shares sold in this offering. The Company has recorded a charge of approximately $276,000 relating to this penalty (including the penalty relating to the Series A subscribers described above) in March 2004. In addition, the Company incurred approximately $325,000 of dividends of which approximately $75,000 relates to the quarter ended September 30, 2004, to the Series B shareholders. The Company has not issued approximately 5,299,790 of common shares for the penalty and dividend. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $0.05 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $0.18 to $0.05, and the Company recorded a stock dividend to the Series B shareholders for approximately 29,077,000 of common stock valued at approximately $1,499,000. The Company paid approximately $262,000 in finders' fees relating to this private placement.

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

On February 10, 2004, the Company completed an offering of 1,058 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sales equaling $1,058,000. The B Shares had a purchase price of $1,000.00 per share. The purchase price of the B Shares was paid in cash. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion at the election of the Company. Each B Share is convertible into approximately 5,556 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 5,877,800 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $.33 per share of common stock and the exercise price is only payable with cash. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 2,938,900 shares of common stock. The Company recorded approximately $235,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company paid approximately $106,000 in placement agent fees relating to this private placement. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $0.05 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $0.18 to $0.05, and the Company recorded a stock dividend to the Series B shareholders for approximately 12,129,000 of common stock valued at approximately $606,000.

In March 2004, several holders of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company established to complete the acquisition of Spider, converted their preferred stock to shares of the Company's common stock. Such conversions resulted in the issuance of 1,073,446 shares of common stock.

In 2004, holders of 1,766.62 shares of the Company's Series B 10% Cumulative Convertible Preferred Stock ("B Shares") converted their B Shares into shares of the Company's common stock. Such conversions resulted in the issuance of 9,814,556 shares of common stock. The 9,814,556 common shares issued on the conversions is derived from the B Shares' $.18 conversion price. In connection with the conversion and additional 330,548 shares were issued as payment of the B Shares 10% cumulative dividend, and 408,982 shares were issued as payment of a 6% penalty for the failure by the Company to cause its March Form S-2 (as defined below) to be declared effective in a timely manner.

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

On August 4, 2004, the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"). The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to investors. The aggregate purchase price for the Securities is $1,600,000, of which $750,000 was received by the Company by September 30, 2004 for 750 shares of Series B-2 with Warrants to acquire an additional 750 shares of Series B-2 Preferred Stock. The Company incurred approximately $8,000 in dividends for the fiscal quarter ended September 30, 2004 to the Series B-2 shareholders.

Under the terms of the Purchase Agreement, the remaining $850,000 purchase price is to be paid at a final closing in which 850 shares of Series B-2 Preferred Stock were to be issued together with Warrants to acquire an additional 850 shares of Series B-2 Preferred Stock. A holder of shares of Series B-2 Preferred Stock may convert such shares into shares of Common Stock in accordance with the terms thereof. In addition, if, upon the expiration of five (5) years from the date of issuance, there remain any shares of Series B-2 Stock which have not been converted, such shares shall automatically convert into shares of Common Stock. The number of shares of Common Stock receivable upon conversion shall be equal to the Series B-2 Face Amount, which is initially equal to the per share purchase price of $1,000, plus any accrued but unpaid dividends, divided by the conversion price, which is initially set at $0.05. Under certain anti-dilution protection rights of the Series B-2 Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below $0.05 per share, and will also be adjusted for any stock splits or similar corporate actions. Under the current conversion price, each share of Series B-2 Preferred Stock is convertible into 20,000 shares of Common Stock. Accordingly, the Company recorded approximately $150,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company recorded approximately $50,000 for fees relating to this private placement.

Stock Options

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 7,098,000 options to certain employees of the Company under the 2002 Plan. Of those options, 1,833,333 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $.25 on the date of grant. The amount recognized as expense for the period ending September 30, 2004 and 2003 was $284,500 and $1,186,333 respectively.

In fiscal 2003, the Company granted 420,000 options to employees at an exercise price of $.25 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise price of $.25 of each option up to one dollar in cash or stock. The total amount is capped at $400,000 and expired in December 2003. As of September 30, 2004 the Company recorded a liability of $200,000.

In fiscal 2003 the Company's Board of Directors granted 1,500,000 options to consultants at an exercise price of $.25 per share. As of September 30, 2004 all 1,500,000 of these options have been vested. Under the terms of employment the Company agreed to compensate certain consultants for 1,450,000 of these options upon exercise the difference between one dollar and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $294,000 and expired in December 2003. As of September 30, 2004, the Company recorded a liability of $244,000.

In fiscal 2004, the Board of Directors granted 4,513,000 options to certain employees of the Company under the 2002 Plan. Of those options, 2,256,500 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.13 per share, the fair market price of the stock on the date of grant.

On August 4, 2004,the Company amended its 2002 Employee Stock Plan to increase the total number of shares authorized for issuance under the plan to a total of 77,661,098 shares of Common Stock, and to reserve such shares for issuance under the plan.

On August 4, 2004 the Company granted its executive officers, Rodney A. Bienvenu, Jr., Gus Bottazzi, Ernest C. Mysogland and Michael D. Liss, certain options to acquire shares of Common Stock. The total number of shares subject to these options is 46,879,865. In addition, the Company granted ISIS certain non-qualified options to acquire 20,091,371 shares of Common Stock. All such options have an exercise price of $0.0675 per share. The exercise of such options is subject to the achievement of certain vesting and milestone terms (subject in each case to the terms of the optionee's stock option agreement). Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary of the initial closing of the B-2 Financing. In connection, with the options granted to ISIS the Company recorded deferred compensation of approximately $1,053,000 that will be amortized over five years from the date of grant. The Company recognized approximately $35,000 of expense for the quarter ended September 30, 2004 relating to the ISIS options.

Warrants

During 2000, in conjunction with the sale of its Series B Convertible Preferred Stock to certain investors, WARP Solutions, Inc. ("WARP") issued warrants to purchase 1,063,650 shares of its common stock at an exercise price of $0.905 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2003 certain holders of these warrants converted 733,410 of these warrants in a cashless exercise for 543,880 shares of the Company's common stock.

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

In August 2004, the Company issued 2,000,000 warrants to Malcolm Coster at an exercise price of $0.18 per share for services performed. In connection with this issuance the Company recorded an expense of approximately $96,000.

In September 2004, the Company agreed to issue 3,520,000 warrants to purchase Common Stock at an exercise price of $0.05 per share issued to Griffin Securities, Inc. for advisory services provided to the Company.

Note 4. Related Party Transactions

The Company has certain contractual relationships with ISIS Capital Management, LLC ("ISIS") which were entered into in connection with the Company's Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company's Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock (the "Series B-2 Preferred Stock"), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the "Series B-2 Purchase Agreement"), as of August 4, 2004, between and among the Company and the Persons listed on Schedule 1.01 thereto. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the "Stockholders Agreement"), IAP and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, as discussed below, the Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption, pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Recent Accounting Pronouncements

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

Note 5. Legal Proceedings

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

Note 6. Subsequent Events

As reported on the Company's Form 8-K filed on October 15, 2004, the Company entered into a material agreement related to the acquisition of Gupta Technologies, LLC ("Gupta"), a software company producing secure, small-footprint, embeddable databases and enterprise application development tools.

The Company entered into that certain Purchase Agreement Assignment and Assumption (the "Assignment"), as of October 13, 2004, by and between ISIS Capital Management, LLC ("ISIS") and Warp Technology Holdings, Inc. Under the Assignment, the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement (as amended by the Extension, the "Purchase Agreement") made and entered into as of September 2, 2004, by and between ISIS Capital Management, LLC (as the "Purchaser") and Gupta Holdings, LLC (the "Seller"). The Purchase Agreement was amended by that certain Extension Agreement (the "Extension"), by and between ISIS and the Seller, dated as of September 27, 2004, which was amended by that certain Amendment No. 1 To Extension Agreement made by and between ISIS and the Seller, as of the 13th day of October, 2004 (together, as amended, the "Extension").

As the Company is organized under the laws of the State of Nevada, and as Bienvenu and Mysogland have financial interests in, and are members of ISIS, the Company's entering into the Assignment may be subject to restrictions on transactions involving interested directors or officers applicable to Nevada corporations. The Company has approved the Assignment and the transactions contemplated thereunder in accordance with applicable requirements of Nevada law, including Nevada Revised Statutes section 78.140. The Company currently has two directors, Bienvenu and Gus Bottazzi ("Bottazzi"). As disinterested director, Bottazzi may approve the Assignment and the contemplated transactions. Bottazzi has approved the Assignment, finding the Assignment and contemplated transactions to be fair to the Company, and with knowledge of the financial interests, commonality of directorships and memberships, and other aspects of the relationships between Bienvenu, Mysogland, ISIS and the Company.

Under the Assignment, Warp acquired all of the rights, and assumed all of the obligations, of the Purchaser under the Purchase Agreement. The Purchase Agreement relates to the sale by the Seller of all of the membership interests in Gupta. Upon the closing of the purchase and sale under the Purchase Agreement (the "Closing"), Gupta will become a wholly owned subsidiary of Warp. In addition, Gupta's wholly owned subsidiaries will become indirect subsidiaries of Warp upon the Closing.

The purchase price for the acquisition of Gupta is $20,000,000. The purchase price will be subject to a mutual working capital adjustment for any shortfall or excess in the net working capital of Gupta on the Closing date compared to the net working capital shown on the unaudited pro forma consolidated balance sheet of Gupta dated May 31, 2004 (the "Balance Sheet").

The Purchase Agreement requires that, upon Closing, the Purchaser have sufficient funds to satisfy the working capital requirements of Gupta.

The purchase and sale of the membership interests in Gupta is subject to the satisfaction or waiver of certain closing conditions, including the accuracy of the representations and warranties of the Purchaser and the Seller (except to the extent that any failures of representations to be accurate would not reasonably be expected to have a material adverse effect on Gupta), the absence of any order prohibiting the consummation of the transactions, and the performance, in all material respects, of all obligations to be satisfied prior to closing.

In contemplation of the assignment to Warp, ISIS negotiated for an extension of the Closing date (originally scheduled for September 30, 2004) until October 15, 2004, and paid the Seller $1,000,000 in exchange for such right. On October 13, 2004, the Company paid to the Seller $1,000,000 in order to extend the Closing date until November 1, 2004. The Company is in the process of negotiating a further extension. Said payments are non-refundable; however, said payments reduce the purchase price due at Closing. The purchase price due at Closing shall be increased by interest, accruing at the rate of ten percent per annum, on the amount of any unpaid purchase price from September 30, 2004 to the Closing date.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller. the Company has issued certain notes to ISIS evidencing such obligations in the principal amount of $1,000,000. The notes have the same terms as those under the Bridge Notes issued to investors as described below. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 Securities, or senior debt or senior equity issued in connection with the Gupta financing. ISIS will also be reimbursed by the Company for any amounts it has incurred in connection with the negotiation and consummation of the transaction.

In connection with the Gupta transaction, the Company is pursuing financing from debt and equity investors to raise capital for the amounts due, or which may become due, under the Purchase Agreement including amounts for the payment of the remainder of the purchase price, any anticipated adjustments to the purchase price, any subsequent extension payments, interest, working capital for the Company including Gupta and other subsidiaries, transaction costs and expenses. The Company anticipates that it will be necessary to raise more than $23,000,000 in connection with these funding requirements, and to support its working capital needs through the anticipated Closing of the acquisition.

The Company has negotiated proposed terms with equity and debt financing sources for a significant portion of the funding required in connection with the Gupta transaction. Nevertheless, the Company has no firm commitments from any sources to provide additional equity or debt financing as of the date hereof, and there can be no assurance that sufficient funds will be raised to finance the Gupta transaction. In the event the Gupta transaction is not completed, there can be no assurance that sufficient funds will be raised to finance the operations of the Company through fiscal 2005. Moreover, any equity financing will likely result in dilution to the existing shareholders and any debt financing would result in higher interest expenses.

On October 13, 2004, the Company issued certain promissory notes (the "Bridge Notes") to investors in exchange for loans in the aggregate principal amount of $1,000,000, the proceeds of which were used to fund the payment made on October 13, 2004 to the Seller as described above. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's one hundred for one (100:1) reverse stock split. The reverse split will become effective as of the opening of business on November 18, 2004. The changes in authorized and outstanding stock of the Company are not reflected in the financial statements.

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

Results of Operations

During the three months ending September 30, 2004 the Company recognized approximately $157,000 of revenues compared to approximately $55,000 for the three months ended September 30, 2003. The increase in revenue was due primarily to more amortization of deferred revenue in 2004.

Cost of sales for three months ended September 30, 2004 was approximately $14,000 as compared to $8,000 for the three months ended September 30, 2003. The increase in cost of sales was due to the Company's increased revenues.

Product development costs were approximately $77,000 for the three months ended September 30, 2004 as compared to approximately $69,000 for the three months ended September 30, 2003. The increase was due primarily to salary increases.

Sales and marketing costs were approximately $253,000 for the three months ended September 30, 2004 as compared to approximately $631,000 for the three months ended September 30, 2003. In 2004 the Company reduced its headcount and cut its sales and marketing budget to reduce its cash spending.

General and administrative expense was approximately $552,000 for the three months ended September 30, 2004 as compared to approximately $528,000 for the three months ended September 30, 2003. The increase was due primarily to increase in professional fees and severance costs.

Non-cash compensation and consulting fees, for the three months ended September 30, 2004 was approximately $416,000 as compared to approximately $1,323,000 for the three months ended September 30, 2003. The decrease in non-cash compensation primarily relates to the decrease in amortization expenses from the issuance of options granted in 2002.

Net Operating Loss Carry forwards

At September 30, 2004, the Company has net operating loss carry forwards of approximately $22,587,000, which may be used to reduce taxable income in future years through the year 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of September 30, 2004, the Company had approximately $36,000 in cash. The Company has never been profitable and expects to continue to incur operating losses in the future. The Company will need to generate significant revenues to achieve profitability and to be able to continue to operate. The Company's consolidated financial statements for June 30, 2004 had been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors issued their audit report for the June 30, 2004 financial statements dated September 28, 2004 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

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

The Company's continuation as a going concern is dependant upon receiving additional financing. In August 2004 the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "B-2 Purchase Agreement") for the sale of 1,600 shares of Series B-2 Preferred stock for an aggregate purchase price of $1,600,000. As of September 30, 2004, the Company has received $750,000, and expects to receive the remaining $850,000 in the final closing under the B-2 Purchase Agreement. The Company anticipates that during its 2005 fiscal year it will need to raise over $1,500,000 above the amounts received or to be received under the B-2 Purchase Agreement, in order to support its working capital needs and to continue to execute the requirements of its business plan. In addition, the Company anticipates that it will be necessary to raise more than $23,000,000 in additional financing in connection with the funding requirements in connection with the acquisition of Gupta Technologies, LLC (as discussed below), and to support its working capital needs through the anticipated closing of the acquisition. Management of the Company is currently in a process of trying to secure additional capital. There can be no assurance that the Company will be successful in this capital raise or other attempts to raise sufficient capital.

Related Party Transactions

The Company has certain contractual relationships with ISIS Capital Management, LLC ("ISIS") which were entered into in connection with the Company's Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company's Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock (the "Series B-2 Preferred Stock"), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the "Series B-2 Purchase Agreement"), as of August 4, 2004, between and among the Company and the Persons listed on Schedule 1.01 thereto. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the "Stockholders Agreement"), IAP and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, as discussed below, the Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption, pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Recent Accounting Pronouncements

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

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

Subsequent Events

As reported on the Company's Form 8-K filed on October 15, 2004, the Company entered into a material agreement related to the acquisition of Gupta Technologies, LLC ("Gupta"), a software company producing secure, small-footprint, embeddable databases and enterprise application development tools.

The Company entered into that certain Purchase Agreement Assignment and Assumption (the "Assignment"), as of October 13, 2004, by and between ISIS Capital Management, LLC ("ISIS") and Warp Technology Holdings, Inc. Under the Assignment, the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement (as amended by the Extension, the "Purchase Agreement") made and entered into as of September 2, 2004, by and between ISIS Capital Management, LLC (as the "Purchaser") and Gupta Holdings, LLC (the "Seller"). The Purchase Agreement was amended by that certain Extension Agreement (the "Extension"), by and between ISIS and the Seller, dated as of September 27, 2004, which was amended by that certain Amendment No. 1 To Extension Agreement made by and between ISIS and the Seller, as of the 13th day of October, 2004 (together, as amended, the "Extension").

As the Company is organized under the laws of the State of Nevada, and as Bienvenu and Mysogland have financial interests in, and are members of ISIS, the Company's entering into the Assignment may be subject to restrictions on transactions involving interested directors or officers applicable to Nevada corporations. The Company has approved the Assignment and the transactions contemplated thereunder in accordance with applicable requirements of Nevada law, including Nevada Revised Statutes section 78.140. The Company currently has two directors, Bienvenu and Gus Bottazzi ("Bottazzi"). As disinterested director, Bottazzi may approve the Assignment and the contemplated transactions. Bottazzi has approved the Assignment, finding the Assignment and contemplated transactions to be fair to the Company, and with knowledge of the financial interests, commonality of directorships and memberships, and other aspects of the relationships between Bienvenu, Mysogland, ISIS and the Company.

Under the Assignment, Warp acquired all of the rights, and assumed all of the obligations, of the Purchaser under the Purchase Agreement. The Purchase Agreement relates to the sale by the Seller of all of the membership interests in Gupta. Upon the closing of the purchase and sale under the Purchase Agreement (the "Closing"), Gupta will become a wholly owned subsidiary of Warp. In addition, Gupta's wholly owned subsidiaries will become indirect subsidiaries of Warp upon the Closing.

The purchase price for the acquisition of Gupta is $20,000,000. The purchase price will be subject to a mutual working capital adjustment for any shortfall or excess in the net working capital of Gupta on the Closing date compared to the net working capital shown on the unaudited pro forma consolidated balance sheet of Gupta dated May 31, 2004 (the "Balance Sheet").

The Purchase Agreement requires that, upon Closing, the Purchaser have sufficient funds to satisfy the working capital requirements of Gupta.

The purchase and sale of the membership interests in Gupta is subject to the satisfaction or waiver of certain closing conditions, including the accuracy of the representations and warranties of the Purchaser and the Seller (except to the extent that any failures of representations to be accurate would not reasonably be expected to have a material adverse effect on Gupta), the absence of any order prohibiting the consummation of the transactions, and the performance, in all material respects, of all obligations to be satisfied prior to closing.

In contemplation of the assignment to Warp, ISIS negotiated for an extension of the Closing date (originally scheduled for September 30, 2004) until October 15, 2004, and paid the Seller $1,000,000 in exchange for such right. On October 13, 2004, the Company paid to the Seller $1,000,000 in order to extend the Closing date until November 1, 2004. The Company is in the process of negotiating a further extension. Said payments are non-refundable; however, said payments reduce the purchase price due at Closing. The purchase price due at Closing shall be increased by interest, accruing at the rate of ten percent per annum, on the amount of any unpaid purchase price from September 30, 2004 to the Closing date.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller. The Company has issued certain notes to ISIS evidencing such obligations in the principal amount of $1,000,000. The notes have the same terms as those under the Bridge Notes issued to investors as described below. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 Securities, or senior debt or senior equity issued in connection with the Gupta financing. ISIS will also be reimbursed by the Company for any amounts it has incurred in connection with the negotiation and consummation of the transaction.

In connection with the Gupta transaction, the Company is pursuing financing from debt and equity investors to raise capital for the amounts due, or which may become due, under the Purchase Agreement including amounts for the payment of the remainder of the purchase price, any anticipated adjustments to the purchase price, any subsequent extension payments, interest, working capital for the Company including Gupta and other subsidiaries, transaction costs and expenses. The Company anticipates that it will be necessary to raise more than $23,000,000 in connection with these funding requirements, and to support its working capital needs through the anticipated Closing of the acquisition.

The Company has negotiated proposed terms with equity and debt financing sources for a significant portion of the funding required in connection with the Gupta transaction. Nevertheless, the Company has no firm commitments from any sources to provide additional equity or debt financing as of the date hereof, and there can be no assurance that sufficient funds will be raised to finance the Gupta transaction. In the event the Gupta transaction is not completed, there can be no assurance that sufficient funds will be raised to finance the operations of the Company through fiscal 2005. Moreover, any equity financing will likely result in dilution to the existing shareholders and any debt financing would result in higher interest expenses.

On October 13, 2004, the Company issued certain promissory notes (the "Bridge Notes") to investors in exchange for loans in the aggregate principal amount of $1,000,000, the proceeds of which were used to fund the payment made on October 13, 2004 to the Seller as described above. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's one hundred for one (100:1) reverse stock split. The reverse split will become effective as of the opening of business on November 18, 2004. The changes in authorized and outstanding stock of the Company are not reflected in the financial statements.

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

Goodwill and Impairment

The Company reviews goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We also review goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill be tested annually using a two-step process. The first is to identify any potential impairment by comparing the carrying value of the company to the fair market value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The Company's fair value is determined by the price in the public market. A significant decrease in the market price could result in an unexpected impairment charge to goodwill, which could have a negative impact on our operating results. The annual impairment test completed during the fourth quarter of fiscal year ended June 30, 2004 indicated that our goodwill is not impaired.

Controls And Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officer, and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(d) and 15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the principal executive and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 2. Changes In Securities And Small Business Issuer Purchases of Equity Securities

      The following information relates to sales of unregistered securities by the Company during the first quarter of fiscal 2005 ended September 30, 2004. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

The Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"), as of August 4, 2004. The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to the Investors. The aggregate purchase price for the Securities is $1,600,000, of which $750,000 was received by the Company by September 30, 2004 for 750 shares of Series B-2 with Warrants to acquire an additional 750 shares of Series B-2 Preferred Stock. Under the terms of the Series B-2 Purchase Agreement, the remaining $850,000 purchase price is to be paid at a final closing in which 850 shares of Series B-2 Preferred Stock were to be issued together with Warrants to acquire an additional 850 shares of Series B-2 Preferred Stock. A holder of shares of Series B-2 Preferred Stock may convert such shares into shares of Common Stock in accordance with the terms thereof. In addition, if, upon the expiration of five (5) years from the date of issuance, there remain any shares of Series B-2 Stock which have not been converted, such shares shall automatically convert into shares of Common Stock. The number of shares of Common Stock receivable upon conversion shall be equal to the Series B-2 Face Amount, which is initially equal to the per share purchase price of $1,000, plus any accrued but unpaid dividends, divided by the conversion price, which is initially set at $0.05. Under certain anti-dilution protection rights of the Series B-2 Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below $0.05 per share, and will also be adjusted for any stock splits or similar corporate actions. Under the current conversion price, each share of Series B-2 Preferred Stock is convertible into 20,000 shares of Common Stock. Accordingly, the Company recorded approximately $150,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company recorded approximately $50,000 for fees relating to this private placement.

The Series B Stock has conversion rights similar to those of the Series B-2 Preferred Stock. Prior to the Financing, the shares of Series B Stock were convertible into shares of Common Stock at a conversion price of $0.18 per share of Common Stock. The effect of the Financing was that the conversion price of the Series B Stock was reduced to $0.05, which is equivalent to the conversion price of the Series B-2 Preferred Stock. Accordingly, each share of outstanding Series B Stock is now convertible into an amount of shares of Common Stock equal to the original purchase price per share of Series B Stock, which was $1,000 per share, plus any accrued but unpaid dividends (which accrue at 10% per annum), divided by the adjusted conversion price of $0.05.

Subsequent to the end of the first quarter of fiscal 2005 ended September 30, 2004, on October 13, 2004, the Company issued certain promissory notes (the "Bridge Notes") to investors in exchange for loans in the aggregate principal amount of $1,000,000, the proceeds of which were used to fund the payment made on October 13, 2004 by the Company to the Gupta Holdings, LLC (the "Seller") under the Gupta Purchase Agreement, as described above. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

The Bridge Notes have the following material terms:

Security. The Bridge Notes are secured by a first priority security interest in the assets of the Company.

Interest. Interest accrues at the rate of 12% per annum, payable quarterly in arrears.

Maturity. The Bridge Notes mature on the fifth anniversary of their issuance.

Prepayment. The Company may prepay the Bridge Notes at any time.

Mandatory Conversion. Contemporaneously with the closing of the Gupta Purchase Agreement, the Bridge Notes shall be automatically converted into i) senior convertible preferred stock (the "Senior Equity") issued by the Company in connection with the financing of the Gupta acquisition, and/or senior debt (the "Senior Debt"), in the form of instruments having substantially identical terms as the instruments issued by the Company to the lead equity investor ("Equity Lead") and the lead debt investor (the "Debt Lead") (other than for provisions specifically applicable only to the Equity Lead and/or the Debt Lead); or ii) the Company's Series B-2 Convertible Preferred Stock ("B-2 Stock") and related Series B-2 Warrants ("B-2 Warrants") (collectively, the "B-2 Securities"). If the holder of a Bridge Note elects not to convert into B-2 Securities, the combination of Senior Debt and/or Senior Equity into which the Bridge Notes shall convert shall be determined by the Company.

Optional Conversion. In the event that the closing of the Gupta Purchase Agreement does not occur by the closing date thereunder ("Drop Date"), the Bridge Note holder shall have the right at any time thereafter, at its sole option, to convert the Bridge Note into i) any existing class of equity security of the Company, or ii) any other instrument or instruments issued by the Company in connection with any later capital raising activities of the Company.

Acceleration. In the event that closing of the Gupta Purchase Agreement does not occur by the Drop Date, the holders of the Bridge Notes may elect to accelerate all amounts due under the Bridge Notes.

ITEM 5. Other Information.

      In conjunction with the first closing of the Series B-2 Financing, on August 4, 2004, Warp hired certain persons as officers. Rodney A. Bienvenu, Jr. became Chief Executive Officer of the Company, as well as becoming a director of the Company and Chairman of the Board of Directors. In addition, Ernest C. Mysogland became Executive Vice President and Chief Legal Officer of the Company. Further, as of such date, Gus Bottazzi resigned as Chief Executive Officer, but continues to serve as President of the Company and a director. In addition to his role as President, Mr. Bottazzi serves the Company as its Principal Financial Officer. Michael D. Liss continues to serve the Company as Chief Operating Officer.

      In connection with the Financing, as of August 4, 2004, Malcolm D. Coster, resigned as Chairman of the Board, and as a director. Mr. Coster also resigned as the Company's Principal

Financial Officer. Mr. Coster has agreed to consult with the Company on certain matters through December 31, 2004.

      In connection with the Financing, as of August 4, 2004, Greg Parker resigned as a director of the Company.

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

3.9*        Certificate of Change Pursuant to Nevada Revised Statutes Sec.
            78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004. Incorporated by reference to Exhibit 3.9 to the
            Current Report on Form 8-K filed by the Company on November 12,
            2004.

4.01*       Form of Warrant to Purchase Shares of Series B-2 Preferred Stock.
            Incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K filed by the Company on August 20, 2004.

4.02#       Form of Bridge Note issued October 13, 2004, by the Company.

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

10.18*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Ron Bienvenu which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.18 of the
            Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.19*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Gus Bottazzi which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.19 of the
            Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.20*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Ernest Mysogland which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.21*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Michael David Liss which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.22*      Form of Incentive Stock Option Agreement between WARP Technology
            Holdings, Inc. and Mr. Ron Bienvenu which was executed by the parties thereto on August 4, 2004. Incorporated by reference to
            Exhibit 10.22 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.23*      Form of Incentive Stock Option Agreement between WARP Technology
            Holdings, Inc. and Mr. Gus Bottazzi which was executed by the parties thereto on August 4, 2004. Incorporated by reference to
            Exhibit 10.23 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.24*      Form of Incentive Stock Option Agreement between WARP Technology
            Holdings, Inc. and Mr. Ernest Mysogland which

            was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.25*      Form of Incentive Stock Option Agreement between WARP Technology
            Holdings, Inc. and Mr. Michael David Liss which was executed by the parties thereto on August 4, 2004. Incorporated by reference to
            Exhibit 10.25 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.26*      Form of Consulting Agreement between WARP Technology Holdings, Inc.
            and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit
            10.26 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.27*      Form of Stock Option Agreement between WARP Technology Holdings,
            Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004. Incorporated by reference to
            Exhibit 10.27 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.28# Amendment to Employment Agreement, dated as of August 4, 2004 between Warp Technology Holdings, Inc. and Malcolm Coster.

10.29#      Registration Rights Agreement, dated as of August 4, 2004 between
            Warp Technology Holdings, Inc. and Malcolm Coster.

10.30#      Agreement between WARP Technology Holdings, Inc. and Griffin
            Securities, Inc. dated September 13, 2004.

10.31# Purchase Agreement Assignment and Assumption (the "Assignment"), as of October 13, 2004, by and between ISIS Capital Management, LLC and
            Warp Technology Holdings, Inc.

10.32#      Agreement between Warp Technology Holdings, Inc. and Duncan Capital
            LLC dated September 20, 2004.

22.1*       Subsidiaries of the Company. Incorporated by reference to Exhibit
            22.1 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

31.1#       Certification of Periodic Report pursuant to Section 302 of the
            Sarbanes Oxley Act of 2002.

31.2#       Certification of Periodic Report pursuant to Section 302 of the
            Sarbanes Oxley Act of 2002.

32.1# Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2# Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*     Incorporated herein by reference.

#     Filed herewith.

(b)   Reports on Form 8-K:

      The following reports on Form 8-K have been filed during the time period covered by this report:

On August 17, 2004, the Company filed a Current Report on Form 8-K which disclosed a press release issued that day concerning the completion of the Series B-2 Preferred Stock financing and the corresponding management changes.

On August 20, 2004, the Company filed a Current Report on Form 8-K which disclosed the completion of the Series B-2 Preferred Stock financing, the terms of the financing, and other related events.

On October 15, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's entering into a material agreement related to the acquisition of Gupta Technologies, LLC.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's one hundred for one (100:1) reverse stock split.

In addition, in September, 2004, the Company entered into agreements with two investment banking firms, Griffin Securities, Inc. and Duncan Capital LLC, to advise the Company on the Company's proposed private placements of equity and debt securities. The agreements provide for success fees to be paid by the Company to the investment banking firms ranging two percent to ten percent of the proceeds of financings to the extent such proceeds were invested by parties introduced to the Company by such firms. Such fees also include warrants to purchase stock in the Company, equal to a percentage of the amount raised by the Company from sources introduced by such firms. The agreements also include customary terms regarding reimbursement of expenses, indemnification by the Company for liabilities resulting from the Company's offerings, and provisions regarding the development of offering materials. Copies of the two agreements are included as Exhibits 10.30 and 10.32 hereto and are filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2004

                                        WARP TECHNOLOGY HOLDINGS, INC.

                                        By: /s/  Rodney A. Bienvenu, Jr.
                                        -----------------------------------
                                        Rodney A. Bienvenu, Jr., CEO, Chairman
                                        as Registrant's duly authorized officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number                      Description of Document
------                      -----------------------
4.02#       Form of Bridge Note issued October 13, 2004, by the Company.

10.28# Amendment to Employment Agreement, dated as of August 4, 2004 between Warp Technology Holdings, Inc. and Malcolm Coster.

10.29#      Registration Rights Agreement, dated as of August 4, 2004 between
            Warp Technology Holdings, Inc. and Malcolm Coster.

10.30#      Agreement between WARP Technology Holdings, Inc. and Griffin
            Securities, Inc. dated September 13, 2004.

10.31# Purchase Agreement Assignment and Assumption (the "Assignment"), as of October 13, 2004, by and between ISIS Capital Management, LLC and
            Warp Technology Holdings, Inc.

10.32#      Agreement between Warp Technology Holdings, Inc. and Duncan Capital
            LLC dated September 20, 2004.

31.1#       Certification of Periodic Report pursuant to Section 302 of the
            Sarbanes Oxley Act of 2002.

31.2#       Certification of Periodic Report pursuant to Section 302 of the
            Sarbanes Oxley Act of 2002.

32.1# Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2# Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.