Form 10QSB
period 2004-12-31
WARP TECHNOLOGY HOLDINGS INC
filed 2005-02-22
CIK 1125052

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 7, 2005, there were 3,110,655 shares of Common Stock, par value $.00001 per share, outstanding.

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

ITEM  1. Financial Statements.

Table of Contents

                                                                        Page
Consolidated Balance Sheets                                               3

Consolidated Statements of Operations                                     4

Consolidated Statements of Cash Flows                                     5

Notes to Consolidated Financial Statements                                6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                        December 31,      June 30,
                                                            2004            2004
                                                        ----------------------------
                                                        (Unaudited)       (Audited)
Assets
Current assets:
   Cash and cash equivalents                            $    220,648    $    115,491
   Accounts receivable                                        84,648         117,847
   Prepaid expenses and other                                    219          15,850
   Deferred product cost                                           -          14,028
   Advance to Gupta  Holdings LLC                          3,500,000
                                                        ----------------------------
Total current assets                                       3,805,515         263,216

Property and equipment, net                                   30,097          36,312
Intangible assets, net                                       157,917         252,917
Goodwill                                                   3,893,294       3,893,294
                                                        ----------------------------
Total assets                                            $  7,886,823    $  4,445,739
                                                        ============================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $    611,010    $    672,105
   Accrued expenses                                          184,085         336,496
   Deferred revenue                                           23,456         155,826
   Deferred compensation payable                             429,000         444,000
   Note Payable to Gupta LLC                               1,500,000               -
   Loan from ISIS                                            712,495
   Bridge loan                                             1,237,605
                                                        ----------------------------
Total current liabilities                                  4,697,651       1,608,427

Commitments and Contingencies

Stockholders' equity:

   Preferred stock (Canadian subsidiary)                           4               4
   Preferred Stock, $.00001 par value; 50,000,000
   Shares authorized, of which 18,234 have been
   designated as Series B 10% Cumulative convertible
   preferred stock, of which 4,000 have been designated
   as Series B-2 Preferred Stock Preferred stock, Series
   B-2 $ 1,000 value, 1,474.5 shares Issued and
   outstanding as of December 31, 2004                     1,474,500              --
   Preferred Stock Series B 10% cumulative convertible;
   $.00001 par value; 2,915 and 2,915 shares issued and
   outstanding at December 31, 2004 and June 30, 2004,
   respectively (Liquidating value $2,915,100)             2,915,100       2,915,100
   Common stock to be issued relating to interest
     and penalties on Series B and B-2 Cumulative
     convertible preferred stock(69,608 and 36,387
     shares)                                                 559,053         392,939
   Common stock, $.00001 par value; 5,000,000
     shares authorized, and 971,115
     shares issued and outstanding at December 31,
     2004 and June 30, 2004                                       10              10
   Additional paid-in capital                             43,656,046      40,122,777
   Deferred compensation                                  (1,288,010)       (891,833)
   Accumulated other comprehensive gain (loss)                22,227          (4,990)
   Accumulated deficit                                   (44,149,758)    (39,696,695)
                                                        ----------------------------
Total stockholders' equity                                 3,189,172       2,837,312
                                                        ----------------------------
Total liabilities and stockholders' equity              $  7,886,823    $  4,445,739
                                                        ============================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended            Six Months Ended
                                         December 31,                 December 31,
                                     2004           2003          2004            2003
                                 --------------------------------------------------------
Revenue                          $   106,639    $   308,715    $   264,520    $   363,911
Product cost                          39,730         33,987         53,758         42,365
Product development                   35,657        256,442        112,723        325,137
Sales and marketing                  223,393        630,204        476,575      1,262,119
General and administrative           123,874        730,780        675,641      1,259,207
Non-cash compensation,
consulting fees and other            127,145      2,075,165        542,742      3,397,746
                                 --------------------------------------------------------
Loss before interest income
  (expense)                         (443,160)    (3,417,863)    (1,596,919)    (5,922,663)

Interest income (expense)            (46,374)        60,161        (45,679)        60,542
                                 --------------------------------------------------------
Net loss                         $  (489,534)   $(3,357,702)   $(1,642,598)   $(5,862,121)
                                 ========================================================

Computation of loss Applicable to
  Common Shareholders

Net loss before
beneficial conversion
Preferred dividends              $  (489,534)   $(3,357,702)   $(1,642,598)   $(5,862,121)

Beneficial conversion -
Preferred dividends                 (472,057)    (1,006,595)    (2,810,465)    (1,006,595)
                                 --------------------------------------------------------
Loss attributable
to common stockholders           $  (961,591)   $(4,364,297)   $(4,453,063)   $(6,868,716)
                                 ========================================================
Basic and diluted
net loss per share attributable
 to common stockholders          $     (0.99)   $     (6.40)   $     (4.59)   $    (10.14)
                                 ========================================================

Weighted-average number common
   shares--basic and diluted         971,115        681,865        971,115        677,245
                                 ========================================================

See accompanying notes.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                            December 31,
                                                         2004           2003
                                                     --------------------------
Operating activities
Net loss                                             $(1,642,598)  $ (5,862,121)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                       101,215        134,609
     Non cash compensation                               542,742      3,397,746
     Changes in operating assets and liabilities:
       Accounts receivable                                33,199          1,176
       Prepaid expenses                                   15,631        (93,091)
       Accounts payable, accrued expenses
           and deferred compensation payable            (228,506)      (292,433)
       Deferred revenue                                 (132,370)       248,483
       Deferred product cost                              14,028        (31,879)
                                                     --------------------------
  Net cash used in operating activities               (1,296,659)    (2,497,510)
                                                     --------------------------

Investing activities
Other assets                                                             19,393
Purchase of property and equipment                                       (3,179)
Advance to Gupta Holdings LLC                         (1,000,000)            --
                                                     --------------------------
Net cash provided by (used in) investing
 activities                                           (1,000,000)        16,214
                                                     --------------------------

Financing activities

Bridge loan                                              950,100
Repayment of Bridge loan                                      --       (120,000)
Proceeds from issuance of preferred and common stock,
net of issuance costs                                  1,474,500      2,811,543
                                                     --------------------------
Net cash provided by financing activities              2,424,600      2,691,543
                                                     --------------------------

Net increase in cash                                     127,941        210,247
Effects of exchange rates on cash                        (22,784)       (14,249)
Cash--beginning of period                                115,491        360,064
                                                     --------------------------
Cash--end of period                                  $   220,648     $  556,062
                                                     ==========================

Non-cash items

The Company advanced to Gupta Holdings, LLC $2,500,000 resulting from a Note payable to Gupta Holdings, LLC for $1,500,000 and a Bridge loan from ISIS for $1,000,000 for which the Company issued to ISIS a $1,000,000 promissory note.

The note to ISIS was subsequently reduced by $525,000 which was converted to Series B-2 stock.

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

Notes To Consolidated Financial Statements

Note 1. Description of Business

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the "Company") is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

The Company is an information technology company that holds and operates subsidiaries. The Company operates in the United States, Canada and the U.K. through its subsidiaries, WARP Solutions, Inc. a Delaware corporation, Warp Solutions, Ltd. a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc. ("Spider"), a Canadian corporation.

These subsidiaries of the Company produced a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiaries' GTEN suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

As discussed below under Subsequent Events, on January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, "Gupta") from Gupta Holdings LLC ("Seller"). Gupta is now a wholly-owned subsidiary of the Company, and Gupta's wholly owned subsidiaries, Gupta Technologies GmbH, a German corporation, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies, S.A. de C.V., a Mexican company, have become indirect subsidiaries of the Company.

Gupta produces secure, small-footprint, embeddable databases and enterprise application development tools. Gupta's products include a popular database application and a well known set of application development tools. The relational database product is a fully relational, zero-administration, embeddable database that allows companies to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. The product is designed for applications being deployed in situations where there are little or no technical resources to support and administer databases or applications. Some examples where Gupta's products are used in mission critical applications are high-speed passenger trains, pharmacies, on-line banking and investing, and payroll and human resource applications.

Gupta is currently releasing its much anticipated LINUX product line. Compatible with its existing Windows-based product line, the LINUX line of products will enable developers to write one application to run in both Windows and LINUX operating systems.

Gupta has approximately 60 employees worldwide, with headquarters in California, a regional office in Munich, and sales offices in London and Paris.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's one hundred for one (100:1) reverse stock split. The reverse split became effective on the opening of business on November 18, 2004. The changes in authorized and outstanding stock of the Company are reflected in the financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

The Company has incurred recurring operating losses since its inception. As of December 31, 2004 the Company had an accumulated deficit of approximately $44,150,000 and a working capital deficiency of approximately $892,000 and at December 31, 2004 had insufficient capital to fund all of its obligations. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Subsequent to the end of the fiscal quarter ended December 31, 2004, the acquisition of Gupta, which has been operating as a profitable business, and certain reductions in liabilities of Warp Solutions, Inc. and other subsidiaries, lead management of the Company to conclude that no further financing is required for the Company to continue in operation for the next twelve months.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Warp Technology Holdings, Inc. and its wholly-owned subsidiaries; provided, however, that Gupta is not included in the consolidated financial statements as Gupta was not acquired until after the fiscal quarter ended December 31, 2004. All inter-company transactions and balances have been eliminated in consolidation.

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

Intangible Assets and Goodwill

Intangible assets are primarily comprised of trademark, software and non-compete agreements. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" no amortization of goodwill is necessary and goodwill is tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life of two to three years.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately, 2,049,170 and 393,980 common shares as of December 31, 2004 and December 31, 2003, respectively, are not included, as the inclusion of such would be anti-dilutive for all periods presented.

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


                                                       Three Months Ended              Six Months Ended
                                                           December 31,                    December 31,
                                                      2004            2003           2004           2003
                                                    --------------------------    --------------------------
Net loss, as reported                               $  (489,534)   $(3,357,702)   $(1,642,598)   $(5,862,121)
Add: Total stock-based employee
compensation expense included in
reported net loss                                        74,500      1,172,833        359,000      2,359,167
Deduct:  Total stock-based employee
compensation expense determined
 under fair value method for all awards                 (77,480)    (1,203,428)      (370,210)    (2,421,671)
                                                    -----------    -----------    -----------    -----------

Net loss, pro forma                                 $  (492,514)   $(3,388,297)   $(1,653,808)    (5,924,625)
Beneficial conversion-Preferred dividend               (472,057)    (1,006,595)    (2,810,465)    (1,006,595)
Net Loss attributable to common stockholders-
Pro forma                                           $  (964,571)   $(4,394,892)   $(4,464,273)   $(6,931,220)

Basic and diluted net loss per share, as reported   $     (0.99)   $     (6.40)   $     (4.59)   $    (10.14)
Basic and diluted net loss per share, pro forma     $     (0.99)   $     (6.45)   $     (4.60)   $    (10.23)


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

Segment Information

The Company operates in one segment.

Note 3. Stockholders' Equity

Common and Preferred Stock

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the "A Shares") with gross proceeds to the Company from the sale equaling $975,940. All of the A Shares sold in this offering were offered and sold to accredited investors in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. No general solicitation was made in connection with the sale of the A Shares. Pursuant to a "most favored nation" provision of the A Shares offering, the holders of the A Shares were entitled to receive the better terms of any offering that was completed subsequent to the closing of the A Shares offering. As a result, the Company has cancelled all 975,940 A Shares which were to be issued and has instead issued 975.94 B Shares to the A Share subscribers. The A Share subscribers also received warrants with the same terms as the B Share subscribers. The conversion to common stock of all the B Shares issued to the A Share subscribers will result in the Company issuing approximately 54,220 shares of common stock to the A Share subscribers. Pursuant to a registration rights agreement between the Company and the B Share subscribers, the Company was obligated to register the shares of common stock issuable upon conversion of the B Shares within 45 days of issuance of the B Shares. This registration rights agreement contained a penalty provision that required the Company to issue the number of shares of common stock equal to 2% of the shares of common stock issuable upon conversion of the B Shares for each 30 day period until such shares were registered. When the March Form S-2 was declared effective, the Company was obligated to issue an aggregate of 12,427 shares of common stock pursuant to this penalty provision. Exercise of all the warrants held by the A Share subscribers will result in the issuance of approximately 27,110 shares of common stock to the A Share subscribers. The Company recorded approximately $271,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants held by the A Share subscribers. The Company recorded approximately $60,000 for fees relating to this private placement.

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the

Company from the sale equaling $2,647,780. All of the B Shares sold in this offering were offered and sold to accredited investors in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of that Act. No general solicitation was made in connection with the sale of the B Shares. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. Each B Share is convertible into approximately 55.5 shares of the common stock of the Company 147,100 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $33.00 per share of common stock. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 73,550 shares of common stock. The Company recorded approximately $736,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants sold in this offering. However, the Company was not able to get the March Form S-2 declared effective before the passing of certain deadlines and as such the Company is required to pay a penalty equivalent to 6% of the common shares underlying the B Shares sold in this offering. The Company has recorded a charge of approximately $276,000 relating to this penalty (including the penalty relating to the Series A subscribers described above) in March 2004. In addition, the Company incurred approximately $400,000 of dividends of which approximately $75,000 relates to the quarter ended December 31, 2004, to the Series B shareholders. The Company has not issued approximately 69,609 of common shares for the penalty and dividend. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $5.00 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $18.00 to $5.00, and the Company recorded a stock dividend to the Series B shareholders for approximately 290,770 of common stock valued at approximately $1,499,000. The Company paid approximately $262,000 in finders' fees relating to this private placement.

In December 2003, the Company issued 50,000 shares of common stock to Blue & Gold Enterprises LLC ("Blue & Gold") as consideration for financial consulting services provided by Mr. Steven Antebi pursuant to the Consulting Agreement dated December 2003 between the Company and Mr. Antebi. The shares issued to Mr. Antebi were restricted shares on the date of issuance. The April Form S-2, declared effective on April 29, 2004, registered the shares of common stock issued to Mr. Antebi under his consulting agreement. In connection with this agreement the Company recorded approximately $950,000 as non-cash compensation.

On February 10, 2004, the Company closed an offering of 16,000 restricted shares of its common stock and 8,000 warrants to purchase common stock in a private transaction for gross proceeds of $288,000 in cash. The exercise price of the warrants is $33.00 per share of common stock and the exercise price is only payable with cash. The March Form S-2, declared effective on March 31, 2004, registered the shares sold in this offering and the common stock issuable upon the exercise of the warrants sold in this offering. The Company paid approximately $28,000 in placement agent fees relating to this private placement.

On February 10, 2004, the Company completed an offering of 1,058 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sales equaling $1,058,000. The B Shares had a purchase price of $1,000.00 per share. The purchase price of the B Shares was paid in cash. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion at the election of the Company. Each B Share is convertible into approximately 55.5 shares of the common stock of the Company. The conversion to common stock of all the B Shares sold in the offering will result in the Company issuing approximately 58,778 shares of common stock to the B Share subscribers. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $33.00 per share of common stock and the exercise price is only payable with cash. Exercise of all the warrants held by the B Share subscribers would result in the issuance of approximately 29,389 shares of common stock. The Company recorded approximately $235,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company paid approximately $106,000 in placement agent fees relating to this private placement. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $5.00 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $18.00 to $5.00, and the Company recorded a stock dividend to the Series B shareholders for approximately 121,290 of common stock valued at approximately $606,000.

In March 2004, several holders of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company established to complete the acquisition of Spider, converted their preferred stock to shares of the Company's common stock. Such conversions resulted in the issuance of 10,734 shares of common stock.

At various times in 2004, holders of 1,766.62 shares of the Company's Series B 10% Cumulative Convertible Preferred Stock ("B Shares") converted their B Shares into shares of the Company's common stock. Such conversions resulted in the issuance of 98,146 shares of common stock. The 98,146 common shares issued on the conversions is derived from the B Shares' $18.00 conversion price. In connection with the conversion an additional 3,305 shares were issued as payment of the B Shares 10% cumulative dividend, and 4,089 shares were issued as payment of a 6% penalty for the failure by the Company to cause its March Form S-2 (as defined below) to be declared effective in a timely manner.

On March 12, 2004, the Company approved the issuance of 976 shares of common stock to Bradley L. Steere, Esq. as consideration for legal services rendered to the Company in the amount of approximately $18,500.

On March 12, 2004, the Company approved the issuance of 326 shares of common stock to Mr. Wesley Ramjeet as consideration for professional accounting services rendered to the Company in the amount of approximately $5,900.

On March 12, 2004, the Company approved the issuance of 5,555 shares of common stock to Mr. Malcolm Coster pursuant to the terms and conditions of his Employment Contract as compensation for services rendered by Mr. Coster to the Company in the amount of approximately $111,000 as its interim Chief Executive Officer.

On March 29, 2004, the Company issued 50,000 shares of common stock to Noah Clark as consideration for financial consulting services beginning April 1, 2004, to be provided by Mr. Clark pursuant to the Consulting Agreement dated March 26, 2004 between the Company and Mr. Clark (the "Consulting Agreement"). The Company recognized approximately $950,000 of expense relating to this agreement. The shares issued to Mr. Clark were restricted shares on the date of issuance. On April 26, 2004, the Company filed an Amendment Number 1 to a Registration Statement on Form S-2 originally filed on April 4, 2004 (hereinafter referred to as the "April Form S-2"), which covered the shares of common stock issued to Mr. Clark under his consulting agreement. On April 29, 2004, the April Form S-2 was declared effective by the Securities and Exchange Commission (File No. 333-114296).

On April 22, 2004 the Company approved the issuance of 14,982 shares of common stock to employees. In connection with this issuance the Company recorded compensation of approximately $195,000.

On August 4, 2004, the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"). The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to investors. The aggregate purchase price for the Securities is $1,600,000, of which $1,474,500 was received by the Company by December 31, 2004 for 1,474.5 shares of Series B-2 with Warrants to acquire an additional 1,474.5 shares of Series B-2 Preferred Stock. The Company incurred approximately $20,000 in dividends for the six months ended December 31, 2004 to the Series B-2 shareholders. The remaining $125,500 purchase price was received in January, 2005 and in exchange 125.5 shares of Series B-2 Preferred Stock were to be issued together with Warrants to acquire an additional 125.5 shares of Series B-2 Preferred Stock.

A holder of shares of Series B-2 Preferred Stock may convert such shares into shares of Common Stock in accordance with the terms thereof. In addition, if, upon the expiration of five (5) years from the date of issuance, there remain any shares of Series B-2 Stock which have not been converted, such shares shall automatically convert into shares of Common Stock. The number of shares of Common Stock receivable upon conversion shall be equal to the Series B-2 Face Amount, which is initially equal to the per share purchase price of $1,000, plus any accrued but unpaid dividends, divided by the conversion price, which is initially set at $5.00. Under certain anti-dilution protection rights of the Series B-2 Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below $5.00 per share, and will also be adjusted for any stock splits or similar corporate actions. Under the current conversion price, each share of Series B-2 Preferred Stock is convertible into 200 shares of Common Stock. Accordingly, the Company recorded approximately $539,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The Company recorded approximately $50,000 for fees relating to this private placement.

Stock Options

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 70,980 options to certain employees of the Company under the 2002 Plan. Of those options, 18,333 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $25.00 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $25.00 on the date of grant. The amount recognized as expense for the period ended December 31, 2004 and 2003 was $359,000 and $ 2,359,167 respectively.

In fiscal 2003, the Company granted 4,200 options to employees at an exercise price of $25.00 per share. Under the terms of employment the Company has agreed to compensate employees holding these options upon exercise, the difference between one dollar and cash realized from the exercise price of $25.00 of each option up to $100.00 in cash or stock. The total amount is capped at $400,000 and expired in December 2003. As of December 31, 2004 the Company recorded a liability of $200,000.

In fiscal 2003 the Company's Board of Directors granted 15,000 options to consultants at an exercise price of $25.00 per share. As of September 30, 2004 all 15,000 of these options have been vested. Under the terms of employment the Company agreed to compensate certain consultants for 14,500 of these options upon exercise the difference between $100.00 and cash realized from the exercise of each option up to one dollar in cash or stock. The total amount is capped at $294,000 and expired in December 2003. As of December 31, 2004, the Company recorded a liability of $229,000.

In fiscal 2004, the Board of Directors granted 45,130 options to certain employees of the Company under the 2002 Plan. Of those options, 22,565 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $13.00 per share, the fair market price of the stock on the date of grant.

On August 4, 2004,the Company amended its 2002 Employee Stock Plan to increase the total number of shares authorized for issuance under the plan to a total of 776,611 shares of Common Stock, and to reserve such shares for issuance under the plan.

On August 4, 2004 the Company granted its executive officers, Rodney A. Bienvenu, Jr., Gus Bottazzi, Ernest C. Mysogland and Michael D. Liss, certain options to acquire shares of Common Stock. The total number of shares subject to these options is 468,799. In addition, the Company granted ISIS certain non-qualified options to acquire 200,914 shares of Common Stock. All such options have an exercise price of $6.75 per share. The exercise of such options is subject to the achievement of certain vesting and milestone terms (subject in each case to the terms of the optionee's stock option agreement). Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary of the initial closing of the B-2 Financing. In connection, with the options granted to ISIS the Company recorded deferred compensation of approximately $1,053,000 that will be amortized over five years from the date of grant. The Company recognized approximately $88,000 of expense for the six months ended December 31, 2004 relating to the ISIS options.

Warrants

During 2000, in conjunction with the sale of its Series B Convertible Preferred Stock to certain investors, WARP Solutions, Inc. ("WARP") issued warrants to purchase 10,637 shares of its common stock at an exercise price of $90.50 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2003 certain holders of these warrants converted 7,334 of these warrants in a cashless exercise for 5,439 shares of the Company's common stock.

On August 1, 2000, WARP issued warrants to purchase 1,105 shares of its common stock to an outside consultant for services rendered. The warrants have an exercise price of $90.50 per share and expire on the fifth anniversary of issuance.

In connection with the February, 2003 private placement the Company issued 4,209 warrants to purchase shares of its common stock at an exercise price of $10.00 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2004, 1,350 of these warrants were exercised, the Company received approximately, $13,500.

In January 2004, the Company issued 15,000 warrants to Mr. Ray Musson and Killick & Co. as a settlement for not registering previously sold shares. The warrants have a (5) five-year term, an exercise price of $36.00 per share and no cashless exercise provision. The Company recorded as expense $180,000 relating to this warrants issuance. The March Form S-2, declared effective on March 31, 2004, registered the shares of common stock issuable upon the exercise of the warrants issued to Mr. Musson and Killick & Co.

On March 5, 2004, the Company initiated a warrant exchange program (the "Program") applicable to all of the Company's outstanding warrants (collectively the "Original Warrants"). The Program was an opportunity for the Company's warrant holders to choose whether they wanted to keep their Original Warrants or exchange them for new warrants (the "Exchanged Warrants"). The Exchanged Warrants had an exercise price of $15.00 per share, as compared to the Original Warrants, which have exercise prices of $36.00, $33.00, $25.00, or $18.00 per share, and were required to be exercised immediately after their issuance. The Program closed on March 18, 2004, and resulted in the exchange of 43,024 Original Warrants for Exchanged Warrants. The immediate exercise of the Exchanged Warrants caused the issuance by the Company of 43,024 shares of common stock for gross proceeds to the Company of $645,358. The Company recorded approximately $132,000 as a beneficial conversion dividend relating to this transaction because the fair market value of the common stock was greater than the conversion price.

In April 2004,the Company issued warrants to purchase 8,600 shares of common stock at an exercise price of $25.00 per share to Lighthouse Capital Ltd and warrants to purchase 15,000 shares of common stock at an exercise price of $25.00 to Peter Bailey in payment of services provided by Lighthouse Capital Ltd to the Company under the terms of a consulting agreement. In connection with this issuance the Company recorded an expense of approximately $105,000.

In August 2004, the Company issued 20,000 warrants to Malcolm Coster at an exercise price of $18.00 per share for services performed. In connection with this issuance the Company recorded an expense of approximately $96,000.

In September 2004, the Company agreed to issue 35,200 warrants to purchase Common Stock at an exercise price of $5.00 per share issued to Griffin Securities, Inc. for advisory services to be provided to the Company.

Note 4. Advance to Gupta Holdings, LLC (the "Seller")

As of December 31, 2004, in connection with the acquisition of Gupta, the Company advanced $3,500,000 ($1 million cash; $1.5 million note and $1 million payment by ISIS on behalf of the Company) to the Seller for extensions of the closing date. This amount was applied to the purchase price of $21 million. See the Subsequent Event note below for more information on the Gupta acquisition.

Note 5. Note to Gupta Holdings, LLC

As of December 31, 2004 in connection with the acquisition of Gupta, the Company issued a $1,500,000 non-interest bearing note to the Seller for an extension to the closing date. This amount has been applied to the purchase price of $21 million. See the Subsequent Event note below for more information on the Gupta acquisition.

Note 6. Bridge Loan

In October, 2004 the Company assumed the rights to purchase Gupta from ISIS. In connection with the Gupta acquisition, the Company incurred a liability of $1,000,000 to repay ISIS for the amount that was paid by ISIS to the Seller as a deposit on the purchase price. The Company issued ISIS a note in this amount. In connection with extending the closing date of the acquisition, the Company was required to pay to the

Seller an additional $1 million. The Company borrowed an additional $1.2 million from bridge investors for this purposes and for working capital purposes. The notes to ISIS and the other bridge investors bear interest at the rate of 12% annually. See the Subsequent Event note below for more information on the Gupta acquisition.

Note 7. Related Party Transactions

The Company has certain contractual relationships with ISIS which were entered into in connection with the Company's Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company's Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock (the "Series B-2 Preferred Stock"), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the "Series B-2 Purchase Agreement"), as of August 4, 2004, between and among the Company and the Persons listed on Schedule 1.01 thereto. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the "Stockholders Agreement"), IAP II and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, in October, 2004, Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption (the "Assignment"), pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller as described in Note 6 above. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 securities, or senior debt or senior equity issued in connection with the Gupta financing. ISIS will also be reimbursed by the Company for any amounts it has incurred in connection with the negotiation and consummation of the transaction.

Note 8. Legal Proceedings

Two former consultants to the Company who provided services to the Company's U.K. subsidiary, Warp Solutions, Ltd., have made claims against the Company under U.K. law, contending that they were employees under such laws, were unfairly dismissed, and, therefore, entitled to certain benefits and rights.The Company contested the claims and the case was dismissed in February 2005.

Note 9. Subsequent Events

On January 3, 2005, in order to further extend the Closing date of the Gupta acquisition under the Purchase Agreement (as defined below), the Company and the Seller entered into an Amendment No. 3 to Extension Agreement, and pursuant thereto, the Company paid to the Seller a payment of $250,000. Such payment reduces the purchase price to be paid at the Closing, but is non-refundable. The amount was raised from the proceeds of certain promissory notes issued by the Company to investors.

On January 17, 2005, the board of directors of the Company unanimously approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 5,000,000 shares to 150,000,000 shares. On January 31, 2005, the holders of a majority of the outstanding shares of our Common Stock approved the Amendment to the Articles of Incorporation in writing.

On January 31, 2005 the Company completed the acquisition of Gupta. As previously reported, the Company entered into a Purchase Agreement Assignment and Assumption (the "Assignment"), on October 13, 2004, by and between ISIS and the Company. Under the Assignment, Warp acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement (as amended by the Extension, the "Purchase Agreement") made and entered into as of September 2, 2004, by and between ISIS (as the "Purchaser") and Gupta Holdings, LLC (the "Seller"). The Purchase Agreement was amended by that certain Extension Agreement (the "Extension"), by and between ISIS and the Seller, dated as of September 27, 2004, which was amended by that certain Amendment No. 1 To Extension Agreement made by and between ISIS and the Seller, as of the 13th day of October, 2004, and which was further amended by that certain Amendment No. 2 To Extension Agreement made by and between Warp and the Seller, as of December 8, 2004, and which was further amended by that certain Amendment No. 3 To Extension Agreement made by and between Warp and the Seller, as of January 3, 2005 (together, as amended, the "Extension").

In connection with the Extension, the Seller was paid $2.25 million dollars in cash and a $1.5 million non-interest bearing note issued in December 2004 that was applied to the purchase price.

Warp and the Seller negotiated further changes to the Purchase Agreement, and entered into that certain Amendment to Membership Interest Purchase Agreement, as of January 31, 2005 (the "Purchase Amendment"). Under the Purchase Amendment, the purchase price was changed to provide for a total consideration paid to the Seller of $21,000,000, with no further purchase price adjustments. Under the Purchase Agreement, as amended by the Extension and the Purchase Amendment, the total consideration paid to the Seller was $21,000,000, consisting of: (i) Fifteen Million Seven Hundred Fifty Thousand Dollars ($15,750,000) (the "Cash Payment"), against which the Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) previously paid to Seller as a non-refundable fee pursuant to the Extension Agreement was credited; (ii) a $750,000 Senior Note and related Senior Lender Warrant; (iii) $1,500,000 subordinated note (the "Gupta Note") which amended and restated the $1.5 million note issued in December 2004; (iv) a $2,000,000 Series C Note; and (v) the Company's provision of a $1,000,000 Secured Promissory Note issued by ISIS to the Seller (which ISIS agreed to issue in exchange for a $1,000,000 Series C Note from the Company).

On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the "Subscription Agreement"), with the Investors as identified therein (collectively, the "Investors"). Under the Subscription Agreement, the Company sold certain Series C Convertible Notes (the "Series C Notes") which will be convertible into a new series of Preferred Stock, the "Series C Stock" with a par value of $.00001 per share, and Warrants to acquire Common Stock.

The Company issued total aggregate principal amount of Series C Notes equal to $8,475,000. In addition, certain notes in the aggregate principal amount of $2,250,000 issued previously by the Company in order to fund the non-refundable fees paid to the Seller (which were credited against the purchase price at the closing of the acquisition of Gupta), were converted into an aggregate of $2,409,253 of Series C Notes. Upon the effectiveness of the filing of the Amendment to the Articles of Incorporation referenced above (the "Amendment"), and the effectiveness of the Certificate of Designations designating the rights and preferences of the Series C Stock (the "Certificate"), all amounts of principal and interest due under the Series C Notes will convert into shares of Series C Stock, plus Warrants. Accordingly, the Company will issue a minimum of 10,884,253 shares of Series C Stock (which will be convertible into an equal number of shares of the Company's Common Stock) plus such additional amount necessary to convert any accrued interest on the Series C Notes. In addition, such Investors will receive Warrants to purchase 10,844,253 shares of Common Stock.

In the event that the Series C Notes are not converted by the maturity date (which is 45 days after the issue date, which was January 31, 2005), the Company will be required to pay to the Investors on such Maturity Date a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes.

The Series C Stock will be convertible into Common Stock at a conversion price (the "Applicable Conversion Price") that will initially be equal to the Closing Price, subject to adjustment pursuant to the anti-dilution protections described below, and other terms set forth in the Certificate.

The holders of shares of Series C Stock will be entitled to receive dividends, at a 6% annual rate, payable quarterly in arrears in cash or, subject to standard certain conditions described in the Certificate, in shares of Common Stock.

Any unconverted and non-redeemed Shares of Series C Stock outstanding on the third anniversary of the initial issuance of the Series C Stock, will be redeemed on that date, in cash, at a price per share equal to the Series C Face Amount, plus all accrued but unpaid dividends thereon. The "Series C Face Amount" shall be that price per Share equal to the Closing Price per Share, subject to equitable adjustment for all stock splits, stock dividends, or similar events involving a change in the capital structure of the Company.

Warrants for 100% of the number of shares of Common Stock that the stated value of Series C Stock would buy at the Closing Price will be issued to the Investors upon conversion of the Series C Notes. The Warrants shall have an exercise price of $1.25. The Warrants shall have a five-year term.

Investors in the Series C Notes, as well as the Senior Noteholders and the Subordinated Noteholders, as defined below, will have those registration rights described set forth in that certain Investors' Agreement (the "Investors' Agreement") entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto. The Investors' Agreement provides that the Company will file to register the shares of Common Stock issuable upon conversion of the Series C Stock, issuable upon exercise of the Warrants, or issuable upon exercise of the Warrants issued to the Senior Noteholders and the Subordinated Noteholders (collectively, the "Conversion Shares").

The Company agreed to file such registration statement within forty-five (45) days after the closing of the financing transactions, complete all required audits and make all related filings concerning the acquisition of Gupta. Within fifteen (15) days after the end of such 45-day period, the Company agreed to file a registration statement for the purpose of registering all of the Conversion Shares for resale, and to use its best efforts to cause such registration statement to be declared effective by the Commission at the earliest practicable date thereafter.

If (i) the registration statement has not been filed with the Commission by the filing deadline or (ii) the registration statement has not been declared effective by the Commission before the date that is ninety (90) days after the filing deadline or, in the event of a review of the Registration Statement by the Commission, one hundred and twenty (120) days after the filing deadline, or
(iii) after the registration statement is declared effective, the registration statement or related prospectus ceases for any reason to be available to the investors and noteholders as to all Conversion Shares the offer and sale of which it is required to cover at any time prior to the expiration of the effectiveness period (as defined in the Investors' Agreement) for an aggregate of more than twenty (20) consecutive trading days or an aggregate of forty (40) trading days (which need not be consecutive) in any twelve (12) month period, the Company will pay to the Investors an amount in cash equal to 2% of the Series C Face Amount of the Series C Preferred Stock and 2% of the face value of the Senior and Subordinated Notes, and will continue to pay such 2% monthly penalties every thirty days until such registration statement is filed, declared effective and available to the investors.

In the event the Company issues, at any time while Shares of Series C Stock are still outstanding, shares of Common Stock or any type of securities convertible or exchangeable for, or otherwise giving a right to acquire, shares of Common Stock at a price below the Applicable Conversion Price, the Investor shall be extended full-ratchet anti-dilution protection on the Series C Stock and any Warrants outstanding at such time.

The Company has entered into a Senior Note and Warrant Purchase Agreement (the "Senior Note Agreement"), as of January 31, 2005, by and among the Company and the Purchasers (the "Senior Noteholders") identified therein. Under the Senior Note Agreement, the Company sold Senior Secured Promissory Notes (the "Senior Notes") in the aggregate principal amount of $6,850,000. The Senior Note (i) bear interest at an annual rate, equal to 10.0%, with interest payments due quarterly in arrears; (ii) will be due and payable in full at the maturity date, which will be six months after the closing of the Gupta Acquisition; and (iii) are secured by a security interest in substantially all of the Company's assets.

In addition to the Senior Notes, subject to the filing of the Amendment, the Senior Noteholders received warrants to purchase shares of Warp common stock (the "Senior Lender Warrants"). Upon the effectiveness of the filing of the Amendment, the Senior Lender Warrants will be for an aggregate of 2,670,000 shares of Common Stock. The Warrants will have a strike price of $1.25, and will have a five year term.

The Company has entered into that certain Subordinated Note and Warrant Purchase Agreement (the "Subordinated Note Agreement"), as of January 31, 2005, by and among the Company and the Purchasers (the "Subordinated Noteholders") identified therein. Under the Subordinated Note Agreement, the Company sold Subordinated Secured Promissory Notes (the "Subordinated Notes") in the aggregate principal amount of $4,000,000. For these purposes, the Subordinated Notes include the Gupta Note. The Subordinated Notes bear interest at an annual rate, equal to 10.0%, with interest payments due quarterly in arrears; (ii) will be due and payable in full at the maturity date, which will be two years (or with respect to the Gupta Note, one year) after the closing of the Gupta acquisition; and
(iii) are secured by a security interest in substantially all of the Company's assets, subordinated to the security interest of the Senior Noteholders.

The Subordinated Noteholders (other than the holder of the Gupta Note) have the right to convert all principal amounts due under the Subordinated Notes into such number of Shares of Common Stock equal to the principal amount due under the Series C Note divided by $1.00.

In addition to the Subordinated Notes, subject to the filing of the Amendment, the Subordinated Noteholders received warrants to purchase shares of Warp common stock (the "Subordinated Lender Warrants"). Upon the effectiveness of the filing of the Amendment, the Subordinated Lender Warrants will be for an aggregate of 2,500,000 shares of Common Stock. The Warrants will have a strike price of $1.25, and will have a five year term.

In connection with the various sales of the Series C Notes, the Senior Notes and the Subordinated Notes, the Company has incurred brokers or finders fees and commissions of a total of $833,250 and warrants (subject to the effectiveness of the Amendment) to acquire 903,250 shares of Common Stock.

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

Effective January 31, the outstanding shares of the Company's Series B Stock and the Company's Series B-2 Stock were converted into shares of Common Stock. The holders of the Series B Stock converted into Common Stock at a conversion price of $3.00 per share, and the holders of the Series B-2 Stock converted into Common Stock at a conversion price of $2.00 per share. The holders of the Series B Stock and the Series B-2 Stock waived their rights to have the conversion price of their respective preferred shares lowered to $1.00, which is the effective sale price of the shares of Series C Stock. However, the exercise price of certain warrants to acquire common stock which were issued in connection with the Series B Stock financings was reduced to $1.25.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. The Company is the process of evaluating the impact to its financial statements. We believe the adoption will have a material effect on our income statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

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

RESULTS OF OPERATIONS

During the three and six months ended December 31, 2004 the Company recognized approximately $107,000 and $265,000 of revenues compared to approximately $309,000 and $364,000 for the three and six months ended December 31, 2003. The decrease in revenue was due to the Company reduced spending on sales and marketing.

Product cost for three and six months ended December 31, 2004 was approximately $40,000 and $54,000 as compared to $34,000 and $42,000 for the three months and six months ended December 31, 2003. The increase in product cost was due to the Company change in product mix.

Product development costs were approximately $36,000 and $113,000 for the three and six months ended December 31, 2004 as compared to approximately $256,000 and $325,000 for the three and six months ended December 31, 2003. The decrease was due to primarily to a reduction in headcount to minimize its cash outflow.

Sales and marketing costs were approximately $223,000 and $477,000 for the three and six months ended December 31, 2004 as compared to approximately $630,000 and $1,262,000 for the three and six months ended December 31, 2003. The decrease is due primarily to a reduction in headcount to minimize its cash outflow.

General and administrative expense was approximately $124,000 and $676,000 for the three And six months ended December 31, 2004 as compared to approximately $731,000 and $1,259,000 for the three and six months ended December 31, 2003. The decrease was due primarily to advances made to iMimic (a potential acquisition target) in 2003 that will not be repaid coupled with cost cutting of corporate overhead expenses.

Non-cash compensation, consulting fees and others for the three months ended December 31, 2004 was approximately $127,000 as compared to approximately $2,075,000 for the three months ended December 31, 2003. In 2003 the Company recognized non-cash compensation of approximately $950,000 relating to 5,000,000 shares of common stock issued to a consultant and approximately $89,000 relating to penalty provision of the B Shares in December 2003. In addition options granted in 2002 that vested for the six months ended December 31,2004 and 2003 resulted in non-cash compensation expense of approximately $210,000 and $2,007,000 respectively. Options granted in 2002 that vested for the three months ended December 31, 2004 and 2003 resulted in non-cash compensation expense of approximately $75,000 and $1,003,000 respectively.

Net Operating Loss Carry forwards

At December 31, 2004, the Company has net operating loss carry forwards of approximately $22,949,000, which may be used to reduce taxable income in future years through the year 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of December 31, 2004, the Company had approximately $221,000 in cash. During the six months ended December 31, 2004 the Company used approximately $1,297,000 in cash to fund its net loss and working capital. The Company's consolidated financial statements for June 30, 2004 had been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors issued their audit report for the June 30, 2004 financial statements dated September 28, 2004 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

In January 2005 the Company acquired Gupta for $21 million. The purchase price paid to the Seller was comprised of $15.75 million of cash (which included $1 million of cash paid to the Seller prior to December 31, 2004 by the Company, and $1 million paid to the Seller by ISIS prior to December 31, 2004). The balance of the purchase price of $5.25 million consisted of a $.75 million Senior note from the Company to the Seller, a $1.5 million subordinated note from the Company to the Seller, a $2 million Series C note from the Company to the Seller, and a $1 million Secured Promissory Note issued by ISIS to the Seller.

The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, customer acquisition, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products.

The acquisition of Gupta, which has been operating as a profitable business, and certain reductions in expenses of Warp Solutions, Inc. and other subsidiaries, lead management of the Company to conclude that no further financing is required for the Company to continue in operation for the next twelve months.

Related Party Transactions

The Company has certain contractual relationships with ISIS which were entered into in connection with the Company's Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company's Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock (the "Series B-2 Preferred Stock"), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the "Series B-2 Purchase Agreement"), as of August 4, 2004, between and among the Company and the Persons listed on Schedule 1.01 thereto. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the "Stockholders Agreement"), IAP II and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, in October, 2004, Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption (the "Assignment"), pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller as described in Note 6 above. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 securities, or senior debt or senior equity issued in connection with the Gupta financing. ISIS will also be reimbursed by the Company for any amounts it has incurred in connection with the negotiation and consummation of the transaction.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning July 1, 2005. The Company is the process of evaluating the impact to its financial statements. We believe the adoption will have a material effect on our income statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary asset that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

Legal Proceedings

Two former consultants to the Company who provided services to the Company's U.K. subsidiary, Warp Solutions, Ltd., have made claims against the Company under U.K. law, contending that they were employees under such laws, were unfairly dismissed, and, therefore, entitled to certain benefits and rights. The Company contested the claims and the case was dismissed in February 2005.

Subsequent Events

On January 3, 2005, in order to further extend the Closing date of the Gupta acquisition under the Purchase Agreement (as defined below), the Company and the Seller entered into an Amendment No. 3 to Extension Agreement, and pursuant thereto, the Company paid to the Seller a payment of $250,000. Such payment reduces the purchase price to be paid at the Closing, but is non-refundable. The amount was raised from the proceeds of certain promissory notes issued by the Company to investors.

On January 17, 2005, the board of directors of the Company unanimously approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of common stock of the Company from 5,000,000 shares to 150,000,000 shares. On January 31, 2005, the holders of a majority of the outstanding shares of our Common Stock approved the Amendment to the Articles of Incorporation in writing.

On January 31, 2005 the Company completed the acquisition of Gupta. As previously reported, the Company entered into a Purchase Agreement Assignment and Assumption (the "Assignment"), on October 13, 2004, by and between ISIS and the Company. Under the Assignment, Warp acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement (as amended by the Extension, the "Purchase Agreement") made and entered into as of September 2, 2004, by and between ISIS (as the "Purchaser") and Gupta Holdings, LLC (the "Seller"). The Purchase Agreement was amended by that certain Extension Agreement (the "Extension"), by and between ISIS and the Seller, dated as of September 27, 2004, which was amended by that certain Amendment No. 1 To Extension Agreement made by and between ISIS and the Seller, as of the 13th day of October, 2004, and which was further amended by that certain Amendment No. 2 To Extension Agreement made by and between Warp and the Seller, as of December 8, 2004, and which was further amended by that certain Amendment No. 3 To Extension Agreement made by and between Warp and the Seller, as of January 3, 2005 (together, as amended, the "Extension").

In connection with the Extension, the Seller was paid $2.25 million dollars in cash and a $1.5 million non-interest bearing note issued in December 2004 that was applied to the purchase price.

Warp and the Seller negotiated further changes to the Purchase Agreement, and entered into that certain Amendment to Membership Interest Purchase Agreement, as of January 31, 2005 (the "Purchase Amendment"). Under the Purchase Amendment, the purchase price was changed to provide for a total consideration paid to the Seller of $21,000,000, with no further purchase price adjustments. Under the Purchase Agreement, as amended by the Extension and the Purchase Amendment, the total consideration paid to the Seller was $21,000,000, consisting of: (i) Fifteen Million Seven Hundred Fifty Thousand Dollars ($15,750,000) (the "Cash Payment"), against which the Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) previously paid to Seller as a non-refundable fee pursuant to the Extension Agreement was credited; (ii) a $750,000 Senior Note and related Senior Lender Warrant; (iii) $1,500,000 subordinated note (the "Gupta Note") which amended and restated the $1.5 million note issued in December 2004; (iv) a $2,000,000 Series C Note; and (v) the Company's provision of a $1,000,000 Secured Promissory Note issued by ISIS to the Seller (which ISIS agreed to issue in exchange for a $1,000,000 Series C Note from the Company).

On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the "Subscription Agreement"), with the Investors as identified therein (collectively, the "Investors"). Under the Subscription Agreement, the Company sold certain Series C Convertible Notes (the "Series C Notes") which will be convertible into a new series of Preferred Stock, the "Series C Stock" with a par value of $.00001 per share, and Warrants to acquire Common Stock.

The Company issued total aggregate principal amount of Series C Notes equal to $8,475,000. In addition, certain notes in the aggregate principal amount of $2,250,000 issued previously by the Company in order to fund the non-refundable fees paid to the Seller (which were credited against the purchase price at the closing of the acquisition of Gupta), were converted into an aggregate of $2,409,253 of Series C Notes. Upon the effectiveness of the filing of the Amendment to the Articles of Incorporation referenced above (the "Amendment"), and the effectiveness of the Certificate of Designations designating the rights and preferences of the Series C Stock (the "Certificate"), all amounts of principal and interest due under the Series C Notes will convert into shares of Series C Stock, plus Warrants. Accordingly, the Company will issue a minimum of 10,884,253 shares of Series C Stock (which will be convertible into an equal number of shares of the Company's Common Stock) plus such additional amount necessary to convert any accrued interest on the Series C Notes. In addition, such Investors will receive Warrants to purchase 10,844,253 shares of Common Stock.

In the event that the Series C Notes are not converted by the maturity date (which is 45 days after the issue date, which was January 31, 2005), the Company will be required to pay to the Investors on such Maturity Date a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes.

The Series C Stock will be convertible into Common Stock at a conversion price (the "Applicable Conversion Price") that will initially be equal to the Closing Price, subject to adjustment pursuant to the anti-dilution protections described below, and other terms set forth in the Certificate.

The holders of shares of Series C Stock will be entitled to receive dividends, at a 6% annual rate, payable quarterly in arrears in cash or, subject to standard certain conditions described in the Certificate, in shares of Common Stock.

Any unconverted and non-redeemed Shares of Series C Stock outstanding on the third anniversary of the initial issuance of the Series C Stock, will be redeemed on that date, in cash, at a price per share equal to the Series C Face Amount, plus all accrued but unpaid dividends thereon. The "Series C Face Amount" shall be that price per Share equal to the Closing Price per Share, subject to equitable adjustment for all stock splits, stock dividends, or similar events involving a change in the capital structure of the Company.

Warrants for 100% of the number of shares of Common Stock that the stated value of Series C Stock would buy at the Closing Price will be issued to the Investors upon conversion of the Series C Notes. The Warrants shall have an exercise price of $1.25. The Warrants shall have a five-year term.

Investors in the Series C Notes, as well as the Senior Noteholders and the Subordinated Noteholders, as defined below, will have those registration rights described set forth in that certain Investors' Agreement (the "Investors' Agreement") entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto. The Investors' Agreement provides that the Company will file to register the shares of Common Stock issuable upon conversion of the Series C Stock, issuable upon exercise of the Warrants, or issuable upon exercise of the Warrants issued to the Senior Noteholders and the Subordinated Noteholders (collectively, the "Conversion Shares").

The Company agreed to file such registration statement within forty-five (45) days after the closing of the financing transactions, complete all required audits and make all related filings concerning the acquisition of Gupta. Within fifteen (15) days after the end of such 45-day period, the Company agreed to file a registration statement for the purpose of registering all of the Conversion Shares for resale, and to use its best efforts to cause such registration statement to be declared effective by the Commission at the earliest practicable date thereafter.

If (i) the registration statement has not been filed with the Commission by the filing deadline or (ii) the registration statement has not been declared effective by the Commission before the date that is ninety (90) days after the filing deadline or, in the event of a review of the Registration Statement by the Commission, one hundred and twenty (120) days after the filing deadline, or
(iii) after the registration statement is declared effective, the registration statement or related prospectus ceases for any reason to be available to the investors and noteholders as to all Conversion Shares the offer and sale of which it is required to cover at any time prior to the expiration of the effectiveness period (as defined in the Investors' Agreement) for an aggregate of more than twenty (20) consecutive trading days or an aggregate of forty (40) trading days (which need not be consecutive) in any twelve (12) month period, the Company will pay to the Investors an amount in cash equal to 2% of the Series C Face Amount of the Series C Preferred Stock and 2% of the face value of the Senior and Subordinated Notes, and will continue to pay such 2% monthly penalties every thirty days until such registration statement is filed, declared effective and available to the investors.

In the event the Company issues, at any time while Shares of Series C Stock are still outstanding, shares of Common Stock or any type of securities convertible or exchangeable for, or otherwise giving a right to acquire, shares of Common Stock at a price below the Applicable Conversion Price, the Investor shall be extended full-ratchet anti-dilution protection on the Series C Stock and any Warrants outstanding at such time.

The Company has entered into a Senior Note and Warrant Purchase Agreement (the "Senior Note Agreement"), as of January 31, 2005, by and among the Company and the Purchasers (the "Senior Noteholders") identified therein. Under the Senior Note Agreement, the Company sold Senior Secured Promissory Notes (the "Senior Notes") in the aggregate principal amount of $6,850,000. The Senior Note (i) bear interest at an annual rate, equal to 10.0%, with interest payments due quarterly in arrears; (ii) will be due and payable in full at the maturity date, which will be six months after the closing of the Gupta Acquisition; and (iii) are secured by a security interest in substantially all of the Company's assets.

In addition to the Senior Notes, subject to the filing of the Amendment, the Senior Noteholders received warrants to purchase shares of Warp common stock (the "Senior Lender Warrants"). Upon the effectiveness of the filing of the Amendment, the Senior Lender Warrants will be for an aggregate of 2,670,000 shares of Common Stock. The Warrants will have a strike price of $1.25, and will have a five year term.

The Company has entered into that certain Subordinated Note and Warrant Purchase Agreement (the "Subordinated Note Agreement"), as of January 31, 2005, by and among the Company and the Purchasers (the "Subordinated Noteholders") identified therein. Under the Subordinated Note Agreement, the Company sold Subordinated Secured Promissory Notes (the "Subordinated Notes") in the aggregate principal amount of $4,000,000. For these purposes, the Subordinated Notes include the Gupta Note. The Subordinated Notes bear interest at an annual rate, equal to 10.0%, with interest payments due quarterly in arrears; (ii) will be due and payable in full at the maturity date, which will be two years (or with respect to the Gupta Note, one year) after the closing of the Gupta acquisition; and
(iii) are secured by a security interest in substantially all of the Company's assets, subordinated to the security interest of the Senior Noteholders.

The Subordinated Noteholders (other than the holder of the Gupta Note) have the right to convert all principal amounts due under the Subordinated Notes into such number of Shares of Common Stock equal to the principal amount due under the Series C Note divided by $1.00.

In addition to the Subordinated Notes, subject to the filing of the Amendment, the Subordinated Noteholders received warrants to purchase shares of Warp common stock (the "Subordinated Lender Warrants"). Upon the effectiveness of the filing of the Amendment, the Subordinated Lender Warrants will be for an aggregate of 2,500,000 shares of Common Stock. The Warrants will have a strike price of $1.25, and will have a five year term.

In connection with the various sales of the Series C Notes, the Senior Notes and the Subordinated Notes, the Company has incurred brokers or finders fees and commissions of a total of $833,250 and warrants (subject to the effectiveness of the Amendment) to acquire 903,250 shares of Common Stock.

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

Effective January 31, the outstanding shares of the Company's Series B Stock and the Company's Series B-2 Stock were converted into shares of Common Stock. The holders of the Series B Stock converted into Common Stock at a conversion price of $3.00 per share, and the holders of the Series B-2 Stock converted into Common Stock at a conversion price of $2.00 per share. The holders of the Series B Stock and the Series B-2 Stock waived their rights to have the conversion price of their respective preferred shares lowered to $1.00, which is the effective sale price of the shares of Series C Stock. However, the exercise price of certain warrants to acquire common stock which were issued in connection with the Series B Stock financings was reduced to $1.25.

Critical Accounting Policies

Revenue Recognition

Pursuant to AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company recognizes revenues from software licenses when persuasive evidence indicates a contractual arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company's software licenses generally are marketed with certain post contract customer support ("PCS") and other obligations, which may include maintenance, delivery of unspecified upgrades, and warranties regarding service response times. Revenue under PCS agreements is recognized ratably over the term of the agreement. Under SOP 97-2, the Company must allocate revenue to each element based on vendor specific objective evidence ("VSOE") of each element's fair value. Accordingly, revenue from license agreements is being recognized ratably over the term of the PCS agreement. Licensing revenue from Spider is recognized upon product delivery provided persuasive evidence of an arrangement exists, fees are fixed or determinable and the resulting receivable is deemed collectible by management.

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

ITEM 3. Controls And Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, the principal executive officer, and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(d) and 15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the principal executive and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1. Legal Proceedings

Two former consultants to the Company who provided services to the Company's U.K. subsidiary, Warp Solutions, Ltd., have made claims against the Company under U.K. law, contending that they were employees under such laws, were unfairly dismissed, and, therefore, entitled to certain benefits and rights. The Company contested the claims and the case was dismissed in February 2005.

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds.

The following information relates to sales of unregistered securities by the Company during the second quarter of fiscal year 2005 ended December 31, 2004. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's one hundred for one (100:1) reverse stock split. The reverse split became effective on the opening of business on November 18, 2004. The changes in authorized and outstanding stock of the Company are reflected in the financial statements for all periods presented.

As reported on the Company's Current Report on Form 8-K filed on August 20, 2004, the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"), as of August 4, 2004. The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock at an exercise price of $1,000 per share (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to the Investors. The aggregate purchase price for the Securities is $1,600,000, of which $1,474,500 was received by the Company by December 31, 2004 for 1,474.5 shares of Series B-2 with Warrants to acquire an additional 1,474.5 shares of Series B-2 Preferred Stock. The remaining $125,500 purchase price was paid in January, 2005 in which 125.5 shares of Series B-2 Preferred Stock were issued together with Warrants to acquire an additional 125.5 shares of Series B-2 Preferred Stock. Effective January 31, the outstanding shares of the Company's Series B-2 Stock were converted into shares of Common Stock. The holders of the Series B-2 Stock converted into Common Stock at a conversion price of $2.00 per share.

As reported on the Company's Current Report on Form 8-K filed on October 15, 2004, on October 13, 2004, the Company assumed the rights to purchase Gupta from ISIS. In connection therewith, the Company incurred a liability of $1,000,000 to repay ISIS for the amount that was paid by ISIS to the Seller as a deposit on the purchase price. The Company issued ISIS a note in this amount. Furthermore, the Company issued certain promissory notes (the "Bridge Notes") to investors in exchange for loans in the aggregate principal amount of $1,000,000, the proceeds of which were used to fund the payment made on October 13, 2004 by the Company to the Seller. Subsequently, additional Bridge Notes were issued in the aggregate principal amount of $200,000. The note to ISIS and the Bridge Notes were convertible into equity or other securities of the Company in accordance with the terms of the Bridge Notes. The note to ISIS and the Bridge Notes were converted into Series C Notes in connection with the closing of the acquisition of Gupta on January 31, 2005.

As reported on the Company's Current Report on Form 8-K filed of December 13, 2004, in connection with the acquisition of Gupta, the Company issued a $1,500,000 non-interest bearing note to the Seller for an extension to the closing date under the Gupta Purchase Agreement. This amount has been applied to the purchase price of $21 million paid to the Seller for the acquisition of Gupta on January 31, 2005.

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

4.02*       Form of Bridge Note issued October 13, 2004, by the Company.
            Incorporated by reference to Exhibit 4.02 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

4.03*       Form of Amended and Restated $1,500,000 Subordinated Secured
            Promissory Note issued by the Company to Gupta Holdings, LLC, on
            January 31, 2005. Incorporated by reference to Exhibit 4.03 to the
            Current Report on Form 8-K filed by the Company on February 4, 2005.

4.04* Form of Senior Secured Promissory Note issued January 31, 2005 by the Company under the Senior Note and Warrant Purchase Agreement, by and between the Company and the Purchasers identified therein.
            Incorporated by reference to Exhibit 4.04 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

4.05* Form of Initial Warrant and Additional Warrant to be issued under the Senior Note and Warrant Purchase Agreement, by and between the Company and the Purchasers identified therein. Incorporated by reference to Exhibit 4.05 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

4.06* Form of Subordinated Secured Promissory Note issued January 31, 2005 by the Company under the Subordinated Note and Warrant Purchase
            Agreement, by and between the Company and the Purchasers identified therein. Incorporated by reference to Exhibit 4.06 to the Current
            Report on Form 8-K filed by the Company on February 4, 2005.

4.07*       Form of Warrant to be issued under the Subordinated Note and Warrant
            Purchase Agreement, by and between the Company and the Purchasers identified therein. Incorporated by reference to Exhibit 4.07 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

4.08*       Form of Convertible Promissory Note issued January 31, 2005 by the
            Company pursuant to the Subscription Agreement by and between the Company and the Investors identified therein. Incorporated by reference to Exhibit 4.08 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

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

10.28*      Amendment to Employment Agreement, dated as of July 27, 2004 between
            Warp Technology Holdings, Inc. and Malcolm Coster. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

10.29*      Registration Rights Agreement, dated as of July 27, 2004 between
            Warp Technology Holdings, Inc. and Malcolm Coster. Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

10.30*      Agreement between WARP Technology Holdings, Inc. and Griffin
            Securities, Inc. dated September 13, 2004. Incorporated by reference to Exhibit 10.30 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

10.31* Purchase Agreement Assignment and Assumption (the "Assignment"), as of October 13, 2004, by and between ISIS Capital Management, LLC and
            Warp Technology Holdings, Inc. Incorporated by reference to Exhibit
            10.31 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

10.32*      Agreement between Warp Technology Holdings, Inc. and Duncan Capital
            LLC dated September 20, 2004. Incorporated by reference to Exhibit
            10.32 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

10.33* Amendment No. 2 to Extension Agreement, by and between the Company and Gupta Holdings, LLC. Incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K filed by the Company on February
            4, 2005.

10.34* Amendment No. 3 to Extension Agreement, by and between the Company and Gupta Holdings, LLC. Incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed by the Company on February
            4, 2005.

10.35* Amendment to Membership Interest Purchase Agreement, made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC. Incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K filed by the Company on February 4,
            2005.

10.36*      Form of Series C Subscription Agreement entered into January 31,
            2005 by and between the Company and the Investors as identified therein. Incorporated by reference to Exhibit 10.36 to the Current
            Report on Form 8-K filed by the Company on February 4, 2005.

10.37* Investors' Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.
            Incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.38* Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.
            Incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.39*      Subordinated Note and Warrant Purchase Agreement, as of January 31,
            2005, by and among the Company and the Purchasers identified therein. Incorporated by reference to Exhibit 10.39 to the Current
            Report on Form 8-K filed by the Company on February 4, 2005.

10.40*      Senior Security Agreement, dated as of January 31, 2005, between the
            Company and Collateral Agent (as defined therein). Incorporated by reference to Exhibit 10.40 to the Current Report on Form 8-K filed by the Company on February 4,
            2005.

10.41*      Senior Security Agreement, dated as of January 31, 2005, between
            Warp Solutions, Inc. and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.42*      Senior Security Agreement, dated as of January 31, 2005, between
            Gupta Technologies, LLC and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.42 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.43*      Senior Guaranty, dated as of January 31, 2005, between Warp
            Solutions, Inc. and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.43 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.44*      Senior Guaranty, dated as of January 31, 2005, between Gupta
            Technologies, LLC and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.45* Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.46*      Subordinated Subsidiary Security Agreement, dated as of January 31,
            2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein). Incorporated by reference to Exhibit 10.46 to the Current
            Report on Form 8-K filed by the Company on February 4, 2005.

10.47*      Subordinated Subsidiary Security Agreement, dated as of January 31,
            2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein). Incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.48*      Subordinated Guaranty, dated as of January 31, 2005, between Warp
            Solutions, Inc. and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.48 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.49*      Subordinated Guaranty, dated as of January 31, 2005, between Gupta
            Technologies, LLC and Collateral Agent (as defined therein).
            Incorporated by reference to Exhibit 10.49 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.50*      Intercreditor and Subordination Agreement dated as of January 31,
            2005, by and among: the Subordinated Noteholders, the Senior
            Noteholders, the Company, Warp Solutions, Inc., Gupta Technologies,
            LLC, and the Collateral Agent (as such terms are defined therein).
            Incorporated by reference to Exhibit 10.50 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.51*      Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein). Incorporated by reference to
            Exhibit 10.51 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

10.52* Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein). Incorporated by reference to Exhibit 10.52 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

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

On December 13, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's entering into an amendment to a material agreement related to the acquisition of Gupta Technologies, LLC.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 15, 2005

                                        WARP TECHNOLOGY HOLDINGS, INC.

                                        By: /s/ Rodney A. Bienvenu, Jr.
                                        -----------------------------------
                                        Rodney A. Bienvenu, Jr., CEO, Chairman
                                        as Registrant's duly authorized officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit
Number                      Description of Document
------                      -----------------------
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