Form 10QSB
period 2005-03-31
WARP TECHNOLOGY HOLDINGS INC
filed 2005-05-20
CIK 1125052

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended March 31, 2005

                                       or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

                          Commission File No. 000-33197

                         WARP TECHNOLOGY HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Nevada                                         88-0467845
----------------------------------------        --------------------------------
    State or other jurisdiction of                         I.R.S. Employer
    incorporation or organization                       Identification Number

                    151 Railroad Avenue, Greenwich, CT 06830
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (203) 422-2950

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2005, there were 3,110,800 shares of Common Stock, par value $.00001 per share, outstanding.

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

ITEM  1. Financial Statements.

Table of Contents

                                                                 Page
Consolidated Balance Sheets                                        3
Consolidated Statements of Operations                              4
Consolidated Statements of Cash Flows                              5
Notes to Consolidated Financial Statements                         6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                         March 31,           June 30,
                                                                                            2005               2004
                                                                                            ----               ----
                                                                                        (Unaudited)          (Audited)
Assets
Current assets:
   Cash                                                                                $  1,080,521       $    115,491
  Accounts receivable                                                                     2,486,058            117,847
  Prepaid expenses and other                                                                454,206             15,850
   Deferred product cost                                                                                        14,028
                                                                                       ------------       ------------
Total current assets                                                                      4,020,785            263,216
    Property and equipment, net                                                             201,879             36,312
   Deferred financing cost                                                                  940,898
Intangible assets, net                                                                   16,242,791            252,917
Goodwill                                                                                 11,043,839          3,893,294
                                                                                       ------------       ------------
Total assets                                                                           $ 32,450,192       $  4,445,739
                                                                                       ============       ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                     $    999,796       $    672,105
  Accrued expenses                                                                        4,138,534            336,496
   Deferred revenue                                                                       2,962,930            155,826
   Deferred compensation payable                                                                 --            444,000
   Subordinated note                                                                      1,500,000
   Senior note                                                                            5,312,000
   Loan from ISIS                                                                         1,293,567
                                                                                       ------------       ------------
Total current liabilities                                                                16,206,827          1,608,427

   Subordinated note                                                                        552,084
Commitments and Contingencies
Stockholders' equity:
  Preferred stock (Canadian subsidiary)                                                           2                  4
  Preferred Stock Series B 10% cumulative convertible; $.00001 par value; 0 and 2,915 shares issued and outstanding at March 31, 2005 and June 30, 2004,
    respectively                                                                                             2,915,100
   Common stock to be issued relating to interest and penalties on Series B and B-2 Cumulative convertible preferred stock 0 and 36,387 shares at
    March 31, 2005 and June 30, 2004, respectively                                                             392,939
   Preferred Stock Series C 6% cumulative convertible: $.00001 par value;
    16,000,000 shares authorized, 11,193,095
    issued and outstanding at March 31, 2005                                             11,193,095
   Common stock, $.00001 par value; 150,000,000 shares authorized, 3,110,800
    and 971,115 shares issued and outstanding at March 31, 2005 and June 30, 2004                33                 10
  Additional paid-in capital                                                             59,534,618         40,122,777
   Deferred compensation                                                                 (1,070,860)          (891,833)
  Accumulated other comprehensive loss                                                       (3,823)            (4,990)
  Accumulated deficit                                                                   (53,961,784)       (39,696,695)
                                                                                       ------------       ------------
Total stockholders' equity                                                               15,691,281          2,837,312
                                                                                       ------------       ------------
Total liabilities and stockholders' equity                                             $ 32,450,192       $  4,445,739
                                                                                       ============       ============

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended                   Nine months Ended
                                                                           March 31,                           March 31,
                                                                     2005              2004               2005            2004
                                                                     ----              ----               ----            ----
Revenue
 Licenses                                                      $  1,610,615       $    296,627       $  1,822,231     $    587,756
 Services                                                           730,427             74,157            783,331          146,939
                                                               ------------       ------------       ------------     ------------
                      Total revenue                               2,341,042            370,784          2,605,562          734,695
Cost of revenue

  Cost of licenses                                                   46,176            360,158             99,934          393,523
   Cost of services                                                 154,277              8,000            154,277           17,000
                                                               ------------       ------------       ------------     ------------
                      Total cost of revenue                         200,453            368,158            254,211          410,523
                                                               ------------       ------------       ------------     ------------
                      Gross Margin                                2,140,589              2,626          2,351,351          324,172


Product development                                                 616,652            149,597            729,375          474,734
Sales and marketing                                               1,322,358            469,006          1,798,933        1,731,125
General and administrative                                        1,100,666          1,007,150          1,776,307        2,266,357
Non-cash compensation, consulting fees and other                    890,206            915,885          1,432,948        4,313,631
                                                               ------------       ------------       ------------     ------------
Penalty on financing                                              1,033,500                             1,033,500
                                                               ------------       ------------       ------------     ------------
Loss before interest income (expense)                            (2,822,793)        (2,539,012)        (4,419,712)      (8,461,675)
Interest income (expense)                                        (2,452,004)             1,838         (2,497,683)          62,380
                                                               ------------       ------------       ------------     ------------
Net loss before income taxes                                   $ (5,274,797)      $ (2,537,174)      $ (6,917,395)    $ (8,399,295)
Income taxes                                                         50,000                                50,000
                                                               ------------       ------------       ------------     ------------
Net loss                                                       $ (5,324,797)      $ (2,537,174)      $ (6,967,395)    $ (8,399,295)
                                                               ============       ============       ============     ============
Computation of loss applicable to common shareholders
Net loss before beneficial conversion preferred dividends      $ (5,324,797)      $ (2,537,174)      $ (6,967,395)    $ (8,399,295)
Beneficial conversion - preferred dividends                      (4,487,230)          (533,394)        (7,297,694)      (1,539,989)
                                                               ------------       ------------       ------------     ------------
Loss attributable to common stockholders                       $ (9,812,027)      $ (3,070,568)      $(14,265,089)    $ (9,939,284)
                                                               ============       ============       ============     ============
Basic and diluted net loss per share attributable to
        common stockholders                                    $      (4.12)      $      (4.05)      $      (9.96)    $     (14.12)
                                                               ============       ============       ============     ============
Weighted-average number common shares--basic and diluted          2,383,662            757,296          1,431,615          703,735
                                                               ============       ============       ============     ============

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Nine months Ended
                                                                                              March 31,
                                                                                       2005                2004
                                                                                       ----                ----
Operating activities
Net loss                                                                           $ (6,967,395)      $ (8,399,295)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                       464,714            187,593
    Non cash compensation                                                             1,432,948          4,313,631
    Non cash interest expense accreted to debt                                        1,683,326
    Changes in operating assets and liabilities, net of acquisition of Gupta:
     Accounts receivable                                                                149,510           (259,410)
     Prepaid expenses                                                                    25,865            254,875
     Accounts payable, accrued expenses and deferred compensation payable               413,583           (251,861)
     Deferred revenue                                                                   831,937            160,578
     Deferred product cost                                                               14,028            (14,283)
                                                                                   ------------       ------------
  Net cash used in operating activities                                              (1,951,484)        (4,008,172)

Investing activities

Other assets                                                                                                28,111
Purchase of property and equipment                                                      (24,010)            (3,175)
Purchase of Gupta, net of cash acquired                                             (15,007,085)
                                                                                   ------------       ------------
Net cash (used in) provided by investing activities                                 (15,031,095)            24,936

Financing activities

Subordinated notes and warrants                                                       2,500,000
Senior notes and warrants                                                             6,075,000
Payment of notes payable                                                                                  (120,000)
Proceeds from issuance of preferred and common stock,  net of issuance costs          9,371,500          4,682,320
                                                                                   ------------       ------------
Net cash provided by financing activities                                            17,946,500          4,562,320
                                                                                   ------------       ------------
Net increase in cash                                                                    963,921            579,084

Effects of exchange rates on cash                                                         1,109             69,984
Cash -- beginning of period                                                             115,491            360,064
                                                                                   ------------       ------------
Cash -- end of period                                                              $  1,080,521       $  1,009,132
                                                                                   ============       ============

See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.

Notes To Consolidated Financial Statements.


Note 1. Description of Business.

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the "Company") is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

The Company is a holding company whose subsidiaries operate enterprise software and information technology businesses. In addition to holding its existing subsidiaries, the Company's strategy is to pursue acquisitions of businesses which either complement the Company's existing businesses or expand the segments in which the Company operates.

On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, "Gupta"). Gupta is now a wholly owned subsidiary of the Company, and Gupta's wholly owned subsidiaries, Gupta Technologies GmbH, a German corporation, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies, S.A. de C.V., a Mexican company, have become indirect subsidiaries of the Company.

Gupta develops, markets and supports software products that enable software programmers to create enterprise class applications, operating on either the Microsoft Windows or Linux operating systems, that are used in large and small businesses and governmental entities around the world. Gupta's products include a popular database application and a well-known set of application development tools. The relational database product allows companies to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. This product is designed for applications being deployed in situations where there are little or no technical resources to support and administer databases or applications.

Gupta recently released its Linux product line. Compatible with its existing Microsoft Windows -based product line, the Linux line of products will enable developers to write one application to run in both Microsoft Windows and Linux operating systems.

Gupta has approximately 58 employees worldwide with headquarters in California, a regional office in Munich and sales offices in London and Paris.

In addition to the Gupta businesses, the Company operates in the United States, Canada and the U.K. through its subsidiaries, WARP Solutions, Inc., a Delaware corporation, Warp Solutions, Ltd., a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc. ("Spider"), a Canadian corporation. These subsidiaries are collectively referred to in this report as "Warp Solutions."

Warp Solutions produce a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiaries' suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company's one hundred for one (100:1) reverse stock split. The reverse split became effective on the opening of business on November 18, 2004 and is reflected in the financial statements for all periods presented.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

The Company has incurred recurring operating losses since its inception. As of March 31, 2005 the Company had an accumulated deficit of approximately $53,962,000 and a working capital deficiency of approximately $12,186,000 While at March 31, 2005, the Company had insufficient capital to fund all of its obligations, due primarily to approximately $8,325,000 of short-term indebtedness (before debt discount) with a maturity within the next twelve months, the Company is seeking to refinance most or all of this short-term debt. There can be no assurance that the Company will be successful in these efforts.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. However, due to the acquisition of Gupta, and certain reductions in liabilities and operating costs of Warp Solutions, the Company's management has concluded that no further financing is required for the Company to continue in operation for the next twelve months other than the anticipated refinance of its short-term indebtedness.

Note 2. Selected Significant Accounting Policies

The following accounting policies and the related judgments and estimates affect the preparation of the Company's consolidated financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended.

Revenues are derived from the licensing of software, maintenance contracts, training, and other consulting services.

In arrangements that include rights to multiple software products and/or services, the Company allocates and defers revenue for the undelivered items, based on vendor-specific objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. In arrangements in which the Company does not have vendor-specific objective evidence of fair value of maintenance, and maintenance is the only undelivered item, the Company recognizes the total arrangement fee ratably over the contractual maintenance term.

Software license revenues are recognized upon receipt of a purchase order and delivery of software, provided that the license fee is fixed or determinable; no significant production, modification, or customization of the software is required; and collection is considered probable by management. For licensing of Gupta's software through its indirect sales channel, revenue is recognized when the distributor sells the software to its end-users, including value-added resellers. For licensing of software to independent software vendors, revenue is recognized upon shipment to the independent software vendors.

Service revenue for maintenance contracts is deferred and recognized ratably over the term of the agreement. Revenue from training and other consulting services is recognized as the related services are performed.

Intangible Assets and Goodwill

Intangible assets are primarily comprised of customer relationships, developed technology, trademark, software and non-compete agreements. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" goodwill is no longer amortized, instead goodwill is tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life of two to ten years.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately, 32,597,965 and 480,670 common shares as of March 31, 2005 and March 31, 2004, respectively, are not included, as the inclusion of such would be anti-dilutive for all periods presented.

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

                                                              Three Months Ended                     Nine months Ended
                                                                    March 31,                            March 31,
                                                           2005                2004              2005                2004
                                                           ----                ----              ----                ----
Net loss, as reported                                  $ (5,324,797)      $ (2,537,174)      $ (6,967,395)      $ (8,399,295)
Add: Total stock-based employee
compensation expense included in
reported net loss                                            47,500            496,167            406,500          2,855,333
Deduct: Total stock-based employee
compensation expense determined
 under fair value method for all awards                     (49,400)          (510,577)          (419,610)        (2,932,248)
                                                       ------------       ------------       ------------       ------------
Net loss, pro forma                                    $ (5,326,697)      $ (2,551,584)        (6,980,505)      $ (8,476,210)
Beneficial conversion-Preferred dividend                 (4,487,230)          (533,394)        (7,297,695)        (1,539,989)
Net Loss attributable to common stockholders-
                                                       ------------       ------------       ------------       ------------
Pro forma                                              $ (9,813,927)      $ (3,084,978)      $(14,278,200)      $(10,016,199)
                                                       ------------       ------------       ------------       ------------
Basic and diluted net loss per share, as reported      $      (4.12)      $      (4.05)      $      (9.96)      $     (14.12)
Basic and diluted net loss per share, pro forma        $      (4.12)      $      (4.07)      $      (9.97)      $     (14.23)

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

Foreign Currency

The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchanges for assets and liabilities, and average rates of exchanges for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (losses) as a component of stockholders' equity. Net gain and losses resulting from foreign exchange transactions are included in operations and were not significant during the periods presented.

Reclassification.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Segment Information

The Company operates in one segment.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning January 1, 2006. We believe the adoption will have a material effect on our income statement.

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

Note 3. Stockholders' Equity

Common and Preferred Stock

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the "B Shares") with gross proceeds to the Company from the sale equaling $2,647,780. The B Shares had a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants was $33.00 per share of common stock. The Company was required to pay a penalty equivalent to 6% of the common shares underlying the B Shares sold in this offering because it was not able to get its registration statement effective by the date in the purchase agreement. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $5.00 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $18.00 to $5.00, and the Company recorded a stock dividend to the Series B shareholders for approximately 290,770 of common stock valued at approximately $1,499,000.

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

In January 2005 in connection with the Series C financing, the conversion price of all Series B stock was reduced from $5 to $3, and the Company recorded a dividend to the Series B holders of approximately $2,207,000. In addition, on January 31, 2005 all of the Series B holders converted all of their Series B stock, accrued dividend and penalties to common stock.

On August 4, 2004, the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the "Purchase Agreement"). The Purchase Agreement related to the sale of 1,600 shares (the "Series B-2 Preferred Shares") of the Company's authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the "Series B-2 Preferred Stock") at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock (the "Warrants" and together with the shares of Series B-2 Preferred Stock, collectively, the "Securities") to investors. The aggregate purchase price for the Securities was $1,600,000, of which $1,474,500 was received by December 31, 2004 and the remainder of $125,500 was received by the Company in January 2005. The Company incurred approximately $20,000 in dividends for the nine months ended March 31, 2005 to the Series B-2 shareholders. The number of shares of Common Stock receivable upon conversion shall be equal to the Series B-2 Face Amount, which is initially equal to the per share purchase price of $1,000, plus any accrued but unpaid dividends, divided by the conversion price, which was initially set at $5.00. Under certain anti-dilution protection rights of the Series B-2 Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below $5.00 per share, and will also be adjusted for any stock splits or similar corporate actions. Under the initial conversion price, each share of Series B-2 Preferred Stock is convertible into 200 shares of Common Stock. Accordingly, the Company recorded approximately $539,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. In January, 2005, in connecting with the Series C financing, the conversion price of the Series B-2 stock was reduced from $5 to $2, and the Company recorded a stock dividend to the Series B-2 holders valued at approximately $2,280,000. In addition on January 31, 2005 all of the Series B-2 shareholders converted all of their outstanding shares into common stock.

In January, 2005, the Company issued 889 shares of common stock to Mr. Malcolm Coster pursuant to the terms and conditions of his separation agreement as compensation for services rendered by Mr. Coster to the Company. The Company recorded $3,556 of non-cash compensation related to this stock issuance.

In January, 2005, the Company issued 3,636 shares of common stock to CIV, a firm which had consulted to the Company, for services rendered. The Company recorded $15,817 of non-cash compensation related to this stock issuance.

In January, 2005, the Company issued 20,000 shares of common stock and warrants to acquire 1,500 shares of Common Stock to Darien Corporation to settled all outstanding claims under a prior Fee Agreement. Warrants have $1.00 per share exercise price, cashless exercise feature and are exercisable over 5 years. The Company recorded an expense of $86,000 related to this settlement.

Stock Options

In November 2002 the Company's Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the "2002 Plan") as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 70,980 options to certain employees of the Company under the 2002 Plan. Of those options, 18,333 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $25.00 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company's stock and $25.00 on the date of grant. The amount recognized as expense for the nine months ended March 31, 2005 and 2004 was $420,000 and $2,855,000 respectively.

In fiscal 2003, the Company granted 4,200 options to an employee, Mr. Beller, at an exercise price of $25.00 per share. The Company had agreed to compensate this employee in an amount equal to the difference between $100 and the market price of the stock received upon exercise of each option. The total amount was capped at $400,000 and expired in December 2003. In January 2005 the Company issued 240 shares of Series B Preferred stock and 5,973 warrants to purchase common stock at $33 per share to settle all outstanding liability owed to this former employee.

In fiscal 2003 the Company's Board of Directors granted 15,000 options to a consultant, Dr. Milch, at an exercise price of $25.00 per share. As of September 30, 2004 all 15,000 of these options have been vested. The Company had agreed to compensate this consultant in an amount equal to the difference between $100 and the market price of the stock received upon exercise of each option for up to 14,500 of these options. In January 2005 the Company issued 330 shares of Series B Preferred stock and 7,612 warrants to purchase common stock at $33 per share to settle all outstanding liability owed to this former consultant.

On August 4, 2004,the Company amended its 2002 Employee Stock Plan to increase the total number of shares authorized for issuance under the plan to a total of 776,611 shares of Common Stock, and to reserve such shares for issuance under the plan.

On August 4, 2004 the Company granted its executive officers, Rodney A. Bienvenu, Jr., Gus Bottazzi, Ernest C. Mysogland and Michael D. Liss, certain options to acquire shares of Common Stock. The total number of shares subject to these options is 468,799. In addition, the Company granted ISIS certain non-qualified options to acquire 200,914 shares of Common Stock. All such options have an exercise price of $6.75 per share. The exercise of such options is subject to the achievement of certain vesting and milestone terms (subject in each case to the terms of the optionee's stock option agreement). Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary of the initial closing of the B-2 Financing. In connection, with the options granted to ISIS the Company recorded deferred compensation of approximately $1,053,000 that will be amortized over five years from the date of grant. The Company recognized approximately $141,000 of expense for the nine months ended March 31, 2005 relating to the ISIS options.

Warrants

In August 2004, the Company issued 20,000 warrants to purchase common stock to Malcolm Coster at an exercise price of $18.00 per share for services performed. In connection with this issuance the Company recorded an expense of approximately $96,000.

In September 2004, the Company agreed to issue 35,200 warrants to purchase Common Stock at an exercise price of $5.00 per share to Griffin Securities, Inc. for advisory services to be provided to the Company. In connection with these warrants the Company recorded an expense of $25,696 as of March 31, 2005.

Note 4.  Gupta Acquisition.

The Company's Board of Directors determined that acquiring Gupta would be in the best interests of the Company and its stockholders. Part of the Company's business strategy is to acquire well-managed, profitable, enterprise software companies. Gupta has these characteristics, and was available to be acquired at a price that the board determined to be fair and reasonable.

On January 31, 2005, the Company completed the acquisition of Gupta. The acquisition of Gupta (the "Acquisition") was made pursuant to a Membership Interest Purchase Agreement (as amended, the "Purchase Agreement") between the Company and Gupta Holdings, LLC (the "Seller"). The Consolidated Statement of Operations for the three and nine months ended March 31, 2005 includes the results of operations of Gupta for two months beginning as of February 1, 2005.

Under the Purchase Agreement, the total purchase price was $21,000,000, of which the Company delivered $15,750,000 in cash on or before the closing. The remainder of the purchase price was paid in equity and debt securities issued or provided by the Company with the terms described below.

In order to raise funds to pay the cash portion of the purchase price for Gupta, and in order to provide the non-cash portion of the purchase price, the Company entered into certain financing agreements described herein. An Amendment to the Company's Articles of Incorporation was necessary to allow the Company to reserve for issuance sufficient shares of Common Stock to be issued upon conversion or exercise of the securities sold by the Company pursuant to the financing agreements.

The financing agreements include the Subscription Agreement, the Bridge Notes, the Senior Note Agreement, the Subordinated Note Agreement, the Broker Warrants and the Assignment, as such terms are defined below.

The purchase price for Gupta was $21 million, plus transaction costs of $1,525,000, the preliminary allocation of which is as follows:

Cash                                       $    742,915
Accounts Receivables                          2,517,721
Other current assets                            393,126
Fixed assets                                    161,345
Intangibles                                  16,434,800
Goodwill                                      7,150,545
Other assets                                     71,093
Accounts Payable and accrued expenses        (2,971,378)
Deferred Revenues                            (1,975,167)
                                           ------------
                                           $ 22,525,000

The Company's management and the Board of directors believes that the purchase of Gupta that resulted in approximately $7,151,000 of goodwill is justified because of Gupta's position in the marketplace and expected increased cashflows to the Company.

Unaudited Pro Forma Financial Information.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the fiscal year 2005 acquisition of Gupta had occurred as of the beginning of fiscal year 2004.

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company's results of operations for any future period:

                                            Three Months ended March 31,         Nine Months ended March 31,
                                            ----------------------------         ---------------------------
                                             2005                2004              2005                 2004
                                             ----                ----              ----                 ----
Revenues                                  $  4,142,186       $  4,767,675       $ 12,044,363       $ 12,754,871
Net loss                                  ($ 4,086,387)      $ (1,548,787)      $ (5,203,091)      $ (7,862,567)
Basic and diluted net loss per share      $      (1.71)      $      (2.05)      $      (3.63)      $     (11.17)

Note 5. Series C Subscription Agreement.

         On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the "Subscription Agreement"), with the Investors (as identified therein). The Subscription Agreement has the following material terms:

         - An aggregate of $8,475,000 of Series C Notes were sold to Investors under the Subscription Agreement.

         - Most of the proceeds of the sale of the Series C Notes were used to fund a portion of the purchase price in the Gupta acquisition and the remainder of the proceeds were used for working capital purposes.

         - The Series C Notes were unsecured and bore interest at the rate of 6% per annum.

         - The Series C Notes were converted into a new series of Preferred Stock, the "Series C Stock" with a par value of $.00001 per share, and Warrants to acquire Common Stock.

         - On March 31, 2005, all amounts due under the Series C Notes (principal and interest) automatically converted into (i) 8,559,750 shares of Series C Stock, and (ii) Warrants (the "Warrants") to acquire 8,559,750 shares of Common Stock. The Company reserved for issuance 17,119,500 shares of Common stock to cover those shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants.

         - Since the Series C Notes were not converted by March 17, 2005, due to a delay in receiving approval required before effecting the Amendment to the Company's Articles of Incorporation, the Company may be required to pay to the Investors a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes. Accordingly, the Company anticipates that it will need to obtain a waiver or an acknowledgment that the penalties do not apply. The Company intends to work with the Investors to obtain waiver of this penalty or an acknowledgement that no penalty is due, and has received such waiver and acknowledgement from certain Investors. However, there is no assurance that the Company will receive sufficient waivers or acknowledgements from other Investors. As such the Company has accrued $647,500 for this penalty.

         The Series C Stock which the Investors received upon conversion of their Series C Notes, has the following material terms:

         - The Series C Stock is convertible into Common Stock, at the option of the holder, at a conversion price (the "Applicable Conversion Price") that is initially equal to $1.00. Accordingly, the Series C Stock is convertible into Common Stock at a one to one (1:1) ratio. However, the ratio is subject to adjustment pursuant to the anti-dilution protections extended to the holders of Series C Stock. Under the anti-dilution provisions, in the event the Company issues, at any time while shares of Series C Stock are still outstanding, shares of Common Stock or any type of securities convertible or exchangeable for, or otherwise giving a right to acquire, shares of Common Stock, at a price below the Applicable Conversion Price, then the Applicable Conversion Price will be adjusted to the price per share equal to the price per share paid for such Common Stock in such subsequent financing. This full-ratchet anti-dilution protection on the Series C Stock will also be extended to any warrants received in connection with the Subscription Agreement that are outstanding at such time. In addition to the full-ratchet protection, the Applicable Conversion Price will be equitably adjusted in the event of any stock split, stock dividend or similar change in the Company's capital structure.

         - If the Company's market capitalization based on the shares of Common Stock outstanding (including all shares of Common Stock underlying the Shares of Series C Stock on an as converted basis) exceeds $50,000,000, the shares of Common Stock underlying the Series C Stock are registered, and the Company has an average daily trading volume for 20 consecutive trading days of 100,000 shares per day, then the Company may require the holders of Series C Stock to convert the Series C Stock into Common Stock at the then Applicable Conversion Price.

         - The holders of shares of Series C Stock will be entitled to receive dividends, at a 6% annual rate, payable quarterly in arrears, either in cash, or at the election of the Company, in shares of Common Stock. The dividends are preferred dividends, payable in preference to any dividends which may be declared on the Common Stock. Common Stock delivered in payment of dividends will be valued at 90% of the average of the volume weighted average price for the 20 trading day period ending on the trading day immediately prior to the date set for payment of the dividend.

         - Any unconverted and non-redeemed Shares of Series C Stock outstanding on the third anniversary of the initial issuance of the Series C Stock, will be automatically redeemed on that date, in cash, at $1.00 per share, plus all accrued but unpaid dividends thereon (subject to equitable adjustment for all stock splits, stock dividends, or similar events involving a change in the capital structure of the Company).

         The Warrants issued to the Investors upon conversion of their Series C Notes, allow the Investors to purchase an aggregate of 8,559,750 shares of Common Stock. The Warrants have an exercise price of $1.25 per share. The Warrants are exercisable over a five-year term.

Note 6. Bridge Notes.

         In October, 2004, December, 2004 and January 2005, the Company raised funds from investors in order to make certain payments, totaling $2,250,000 to the Seller, toward the purchase price of Gupta. In exchange for such investment the Company issued certain promissory notes (the "Bridge Notes") in the aggregate principal amount of $2,250,000.

The Bridge Notes had the following material terms:

         -        Interest accrues at the annual rate of 12%.

         - Contemporaneously with the closing of the Gupta Purchase Agreement, the Bridge Notes were automatically converted into Series C Notes.

         - An aggregate of $2,409,253 of Series C Notes were issued upon conversion of the principal and accrued interest on the Bridge Notes.

         - In accordance with their terms, these Series C Notes converted into 2,433,345 shares of Series C Preferred Stock and Warrants to acquire 2,433,345 shares of Common Stock. These warrants (the "Bridge Warrants") have an exercise price of $1.25 per share and are exercisable for a period of five years from the date of issuance. The Company reserved sufficient common stock to issue upon conversion of these Series C shares and exercise of the Bridge Warrants.

Note 7. Senior Note and Warrant Purchase Agreement.

         On January 31, 2005, the Company entered into that certain Senior Note and Warrant Purchase Agreement (the "Senior Note Agreement"), by and among the Company and the Purchasers (the "Senior Noteholders") identified therein.

         The Senior Note Agreement has the following material terms:

         - Senior Notes with an aggregate principal amount of $6,825,000 were sold.

         - The Senior Notes bear interest at an annual rate of 10%, with interest payments due quarterly in arrears.

         - Most of the proceeds of the sale of the Senior Notes was used to fund a portion of the purchase price in the Gupta acquisition and the remainder of the proceeds was used for working capital purposes.

         - The Senior Notes are due on July 31, 2005. The Senior Notes are not convertible.

         - The Senior Notes are secured by a first priority security interest in the assets of the Company, including the equity interests of the Company in Gupta and the Company's other subsidiaries.

         Under the Senior Note Agreement the Senior Noteholders received warrants to purchase an aggregate of 2,670,000 shares of the Company's Common Stock (the "Senior Lender Warrants"). These warrants have an exercise price of $1.25, and are exercisable for a period of five years from the date of issuance. The proceeds from the Senior Notes and the detachable warrants were allocated to the fair value of the warrants and the balance to the Senior Notes. Based on the fair market value, $2,269,500 was allocated to the warrants and the remainder of $4,556,500 was allocated to the Senior Notes. The discount to the note will be accreted over 6 months. For the period ended March 31, 2005, $756,500 was accreted and charged to interest expense.

Note 8. Subordinated Note and Warrant Purchase Agreement.

         On January 31, 2005, the Company entered into that certain Subordinated Note and Warrant Purchase Agreement (the "Subordinated Note Agreement") by and among the Company and the Purchasers (the "Subordinated Noteholders") identified therein.

         The Subordinated Note Agreement has the following material terms:

         - Subordinated Notes with an aggregate principal amount of $4,000,000 were sold, including the $1,500,000 subordinated note issued to the Seller under the Purchase Agreement (the "Gupta Note").

         - The Subordinated Notes bear interest at an annual rate of 10%, with interest payments due quarterly in arrears. Interest is payable in registered shares of Common Stock of the Company, provided that until such shares are registered, interest shall be payable in cash.

         - Most of the proceeds of the sale of the Subordinated Notes was used to fund a portion of the purchase price in the Gupta acquisition and the remainder of the proceeds was used for working capital purposes.

         - The Subordinated Notes are due on January 31, 2007, other than the Gupta Note, which is due on January 31, 2006.

         - The Subordinated Notes are secured by a security interest in the assets of the Company, including the equity interests of the Company in Gupta and the Company's other subsidiaries, subordinated only to the security interest granted to secure the Senior Notes.

         - The Subordinated Noteholders have the right to convert all principal amounts due under the Subordinated Notes - other than the Gupta Note which is not convertible - into such number of Shares of Common Stock equal to the principal amount due under the Subordinated Notes divided by $1.00. Accordingly, an aggregate of 2,500,000 shares of Common Stock is issuable upon conversion of the Subordinated Notes.

         - Under the Subordinated Note Agreement, the Subordinated Noteholders - other than the holder of the Gupta Note - also received warrants to purchase 2,500,000 shares of the Company's Common Stock (the "Subordinated Lender Warrants"). The Warrants will have an exercise price of $1.25, and will be exercisable for a period of five years from the date of issuance. The proceeds from the Subordinated Note and the detachable warrants were allocated to the fair value of the warrants and the balance to the Senior Notes. Based on the fair market value, $2,125,000 was allocated to the warrants and the remainder of $375,000 was allocated to the Senior Notes. The discount to the note will be accreted over 6 months. For the period ended March 31, 2005 $177,084 was accreted and charged to interest expense.

Note 9. Warrants Issued in Connection with Brokers or Finders Fees.

         In connection with the various sales of the Bridge Notes, the Series C Notes, the Senior Notes and the Subordinated Notes under the financing agreements, the Company has incurred brokers or finders fees and commissions of a total of $1,058,900. In addition, subject to the effectiveness of the Amendment, the Company has committed to issue to such brokers and finders warrants (the "Broker Warrants") to acquire up to an aggregate of 1,236,601 shares of Common Stock. These warrants are exercisable for a period of five years and 280,000 have an exercise price of $4.75 and 956,601 have an exercise price of $1.25 per share. These warrants were valued at $998,211 using the black-scholes model . The value of the warrants is being amortized over the length of the various debt financing as interest expense. The Company's amortization expense for the three and nine months ended March 31, 2005 was approximately $528,000.

Note 10. Registration Rights.

         Investors in the Series C Notes, as well as the Bridge Note holders, the Senior Noteholders and the Subordinated Noteholders, will have those registration rights set forth in that certain Investors' Agreement (the "Investors' Agreement") entered into on January 31, 2005 by and among the Company, and the persons listed on Exhibit A thereto. The Investors' Agreement provides that the Company will file a registration statement to register the shares of Common Stock issuable upon conversion of the Series C Stock, issuable upon exercise of the Warrants issued pursuant to the Subscription Agreement, upon exercise of the Bridge Warrants, upon exercise of the Senior Lender Warrants and upon exercise of the Subordinated Lender Warrants (collectively, the "Conversion Shares").

         The Company agreed, within forty-five (45) days after the closing of the financing transactions, to complete all required audits and make all related filings concerning the acquisition of Gupta. Within fifteen (15) days after the end of such 45-day period, the Company agreed to file a registration statement for the purpose of registering all of the Conversion Shares for resale, and to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the "Commission") at the earliest practicable date thereafter.

         If (i) the registration statement has not been filed with the Commission by the filing deadline or (ii) the registration statement has not been declared effective by the Commission before the date that is ninety (90) days after the filing deadline or, in the event of a review of the Registration Statement by the Commission, one hundred and twenty (120) days after the filing deadline, or (iii) after the registration statement is declared effective, the registration statement or related prospectus ceases for any reason to be available to the investors and noteholders as to all Conversion Shares the offer and sale of which it is required to cover at any time prior to the expiration of the effectiveness period (as defined in the Investors' Agreement) for an aggregate of more than twenty (20) consecutive trading days or an aggregate of forty (40) trading days (which need not be consecutive) in any twelve (12) month period, the Company will pay to the Investors an amount in cash equal to 2% of the face value of the Series C Stock issued under the Subscription Agreement or upon conversion of the Bridge Notes, and 2% in cash of the principal amount of the Senior Notes and Subordinated Notes, and will continue to pay such 2% monthly penalties every thirty days until such registration statement if filed, declared effective and available to the investors at the earliest practicable date thereafter. The registration statement was filed after the date due. Accordingly, the Company may have incurred a penalty. The Company is seeking an acknowledgement from the affected investors that no penalty has yet incurred and that no such penalty will be incurred so long as the registration statement is declared effective within the applicable time period. If such acknowledgement is not forthcoming, the Company will seek a waiver of the penalty. As there can be no assurance it will receive an acknowledgement or waiver, the Company has accrued $386,000.

Note 11. Separation Agreement.

         On March 3, 2005, the Company entered into an agreement (the "Separation Agreement") with Gus Bottazzi related to Mr. Bottazzi's resignation as an officer and director of the Company. Under the Separation Agreement, the Company committed to issue to Mr. Bottazzi 200,000 shares of the Company's Series C Preferred Stock. In connection with this separation agreement the Company recorded a non-cash charge of $500,000.

Note 12. Amendment to Articles of Incorporation.

The Company filed with the Nevada Secretary of State the Certificate of Amendment to Articles of Incorporation described in its Definitive Information Statement filed on March 11, 2005, increasing the Company's authorized Common Stock from 5,000,000 to 150,000,000.

Note 13. Series C Certificate of Designations.

Effective March 31, 2005, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation establishing the series of preferred stock to be referred to as the Series C Preferred Stock.

Note 14. Related Party Transactions.

The Company has certain contractual relationships with ISIS which were entered into in connection with the Company's Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company's Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock (the "Series B-2 Preferred Stock"), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the "Series B-2 Purchase Agreement"), as of August 4, 2004, between and among the Company and the investors. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the "Stockholders Agreement"), IAP II and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, in October, 2004, Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption (the "Assignment"), pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller in October, 2004. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 securities, or senior debt or senior equity issued in connection with the Gupta financing. As of March 31, 2005 this transaction fee was not paid to ISIS and is shown on the balance sheet as a due to ISIS. ISIS will also be reimbursed by the Company for any amounts it has incurred in connection with the negotiation and consummation of the transaction.

Note 15. Legal Proceedings.

Two former consultants to the Company who provided services to the Company's U.K. subsidiary, Warp Solutions, Ltd., have made claims against the Company under U.K. law, contending that they were employees under such laws, were unfairly dismissed, and, therefore, entitled to certain benefits and rights. The Company contested the claims and the case was dismissed in February 2005.

On April 1, 2002, Herman von Drateln ("HD"), a former employee of Gupta, filed a wrongful termination action in Mexico against Gupta, Gupta's Mexican subsidiary Gupta Technologies, S.A. de C.V. ("Gupta Mexico"), as well as five other US defendants and another Mexican defendant (the "Labor Action"). The Labor Action seeks approximately US $350,000 in damages, plus back pay from the date of the alleged wrongful termination (February 4, 2002). Because the plaintiff failed to appear at the last scheduled hearing, the court is required to make adverse inferences against him. The final hearing was held in April, 2005 and the court's decision is expected within approximately two months. Gupta has and intends to continue to defend itself vigorously. There is no indication at present whether the lawsuit will have a material effect on Gupta's or the Company's financial condition, results of operations or liquidity.

In August 2002, Gupta US filed a lawsuit against HD in Santa Clara County, California, alleging fraud, libel, and breach of his employment contract. In May 2003, HD's attorney withdrew from the case; subsequently, the case was stayed due to HD's Chapter 13 bankruptcy filing. The case status is still "confirmed" with no future hearing date set. It is unclear, whether, if Gupta were to prevail in this matter, any award of damages would offset damages, if any, awarded to HD in the matter referenced above, or whether other creditors of HD would have superior claims on any such damage award.

On May 6, 2005, the Company received notice of a demand for arbitration before the American Arbitration Association from attorneys representing Michael Liss, a former employee of the Company who had the title Chief Operating Officer. Mr. Liss disputes the circumstances surrounding the termination of his employment and claims that he is entitled to severance benefits, other compensation and damages totaling approximately $187,000 in addition to attorneys fees and statutory damages. The Company believes that Mr. Liss's claim is without merit and intends to vigorously defend itself.

Note 16. Subsequent Events

On April 4, 2005, the Company issued 3,000,000 shares of Series C Stock, and Warrants to acquire 3,000,000 shares of Common Stock, at the same terms as the Subscription Agreement, in exchange for a purchase price of $3,000,000.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion is based on, and should be read together with, the Company's accompanying unaudited consolidated financial statements, and the notes to such financial statements, which are included in this report, and with the Company's Form 10-KSB for the year ended June 30, 2004.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

DESCRIPTION OF BUSINESS.

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the "Company") is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

The Company is a holding company whose subsidiaries operate enterprise software and information technology businesses. In addition to holding its existing subsidiaries, the Company's strategy is to pursue acquisitions of businesses which either complement the Company's existing businesses or expand the segment in which the Company operates.

On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, "Gupta"). Gupta is now a wholly owned subsidiary of the Company, and Gupta's wholly owned subsidiaries, Gupta Technologies GmbH, a German corporation, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies, S.A. de C.V., a Mexican company, have become indirect subsidiaries of the Company.

In addition to the Gupta businesses, which is described further below, the Company operates in the United States, Canada and the U.K. through its subsidiaries, WARP Solutions, Inc., a Delaware corporation, Warp Solutions, Ltd., a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc. ("Spider"), a Canadian corporation. These subsidiaries are collectively referred to in this report as "Warp Solutions."

Warp Solutions produce a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiaries' suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities. A further description of business and operations of Warp Solutions is contained in the Company's most recent Annual Report on Form 10-KSB.

GUPTA TECHNOLOGIES, LLC.

OVERVIEW

         Gupta develops, markets and supports software products that enable software programmers to create enterprise class applications, operating on either the Microsoft Windows or Linux operating systems, that are used in large and small businesses and governmental entities around the world. Applications developed using Gupta products are used in mission-critical processes in thousands of businesses worldwide. Everyday, people rely on Gupta products when filling a prescription at their local pharmacy, banking online, shipping a package, riding a train, or shopping at a convenience store. Businesses rely on Gupta products to run their manufacturing operations, track their finances and organize their data.

         Gupta's flagship products, Team Developer and SQLBase, are specifically designed to meet the demands for enterprise performance and functionality combined with low total cost of ownership. SQLBase is a low/zero-administration relational database that features a high level of security with more than one million copies in use worldwide. It is ideal for rich client applications and environments where it is impractical to have a database administrator. Team Developer is used by over 10,000 developers worldwide and offers an object-oriented, 4GL toolset with built-in version control, customizable coding environment, and native connectivity to most popular databases. It can be used by a single developer or by large teams to develop robust applications in a managed environment. Gupta's primary customers are independent software vendors
(ISVs), value-added resellers (VARs), systems integrators and corporate IT departments.

         While Gupta products can be used independently with other tools and databases, the majority of Gupta's customers use them in conjunction with each other to develop business applications. A typical customer uses Team Developer to create a software application for a business solution, with SQLBase as the embedded database, and deploys that application within their organization (a corporate user), or sells the application as a proprietary product (ISVs and VARs).

         Gupta sells its products using a traditional software licensing model. Developers buy Team Developer licenses by the seat. SQLBase licenses are sold as either a single workstation version or a multi-user server version on a per seat basis. Gupta additionally offers maintenance and support contracts that allow customers to receive product upgrades and telephone support on an annual basis.

         Gupta in its present form originated in February 2001 when Platinum, a private equity firm in Los Angeles, California, acquired certain assets and liabilities from Centura Software Corporation ("Centura"). These assets and liabilities related principally to the SQLBase and Team Developer product lines and included all rights to the intellectual property, the working capital, fixed assets, contracts, and operating subsidiaries that supported these products. Gupta also hired certain employees from Centura to support the development, sales, technical support, and administration of the acquired assets. Originally founded in 1983 as Plum Computers, Inc., the entity became Gupta Technologies, Inc. in 1984, then Gupta Corporation in 1992, then Centura Software Corporation in 1996. Gupta is a limited liability company formed under the laws of the State of Delaware. In January 2005, Gupta was acquired from Gupta Holdings, LLC, a wholly owned subsidiary of Platinum, by the Company.

         Gupta is based in Redwood Shores, California with offices in Munich, London, and Paris. It has over 1,000 customers in over 50 countries.

STRATEGY

         Gupta is focused on providing software developers with the most efficient and cost effective tools and database products to create rich software applications that help businesses run more effectively. Whether used by ISVs and VARs to create commercial or custom software applications, or used by IT departments as a corporate development environment, Gupta's intent is to provide products that:

         -        are easy to learn, use and deploy,

         -        create rich, enterprise class applications,

         -        allow development faster than other products,

         -        require little to no maintenance once deployed,

         -        provide a high and rapid ROI,

         - allow users to deploy on either Microsoft Windows or Linux operating systems,

         -        "shield" users from underlying operating system changes, and

         -        allow users to operate their business more profitably.

         One of the reasons Gupta's customers buy its products is that when creating complex applications using Team Developer with SQLBase as the embedded database, they find that not only is the cost of development lower than using competing products, but the cost of maintaining the application over the following years is lower as well. By staying current with Gupta's product upgrades and enhancements, they have little to no coding changes they have to make to their application when the underlying operating system is upgraded or enhanced.

         Through December 2004, use of Gupta's products was limited to the Microsoft Windows operating system. In January 2005, Gupta began supporting selected Linux operating systems. We believe that the commercial use of Linux will increase over the coming years and that it will create the need for more Linux-based business software applications. We also believe that software developers will increasingly have to develop applications that will support both the Microsoft Windows and Linux operating systems. Our intent through Gupta is to provide the market with the premier "cross platform" RAD tool and database products that allow developers to create, maintain and deploy applications using one code line that will operate on both the Microsoft Windows and Linux platforms. With Team Developer for Linux, Gupta's customers can not only develop applications that run on Linux, they can also recompile their Microsoft Windows based applications written using Team Developer and have them running on Linux in as little as fifteen minutes.

SQLBASE

         SQLBase is a true relational database that is transparent to the end-user because of its low/zero administrative requirements and solid reliability. It offers a high level of security by providing encryption on the local machine and in communications over the internet.

         Developers use SQLBase because it seamlessly integrates into their applications. SQLBase provides flexibility by offering a wide variety of connectivity options including OLE DB, ODBC, JDBC, and one of the first .NET data providers. On LinuxSQLBase offers a native C-API, Linux ODBC (iODBC, unixODBC) and JDBC driver to enable C++, Java, PHP and Perl development.

         SQLBase is ideal for desktop, workgroup and Internet applications for multi-user environments where it is impractical to have a database administrator. With SQLBase, companies can manage data far from the corporate data center with administration-free operation and low resource requirements.

BENEFITS

         - Reduces operational and support costs through self administration and proven reliability

         -        Guarantees data integrity and reduces downtime

         - Protects data on the hard drive and over the wire with triple-DES encryption

         -        Provides interoperability via support for latest SQL standards

         -        Excellent deployment support

         -        Available on Microsoft Windows and Linux

         -        Very easy upgrading to new versions

         -        Scalable from laptop to workgroup and internet server

TEAM DEVELOPER

         Team Developer provides a complete, integrated visual development environment that includes a database explorer, integrated reporting tool, team-oriented source code management facility, and a powerful component developer facility that enables users to automate and customize their development environments.

         Cross Platform development and deployment offers the choice whether to use Microsoft Windows, Linux or both platforms for application development and deployment. Customers that already have Team Developer for Microsoft Windows applications can easily port them to Linux by using Team Developer for Linux.

         ISVs, VARs and corporate IT departments use Team Developer to quickly develop mission-critical business applications. Using GUPTA's Team Developer, applications can be developed significantly faster than those built with Java, Delphi and Visual Studio. This allows for smaller development budgets, faster "time to market" and a quicker return on investment.

         Team Developer fully supports COM+ and provides the ability to rapidly develop n-tier applications that may be exposed to multiple front ends, such as Web browsers or Microsoft Windows style applications. Because of its high-level language, Team Developer provides greater productivity by allowing developers to focus on solving business problems -- instead of writing volumes of complex code.

         Team Developer has always provided substantial business value in preserving customers' intellectual property by ensuring applications can be easily migrated forward to the next- generation development platform. Many customers who initially created 16-bit applications were able to quickly and easily re-compile them in Team Developer/32 and re-deploy. Backward compatibility allows customers to use all their resources for new development instead of spending money over and over again to recode existing functionality on new technology.

BENEFITS

         - Cross Platform Microsoft Windows and Linux development and deployment

         -        Allows users to react quickly to new customer requirements

         -        Embraces latest technologies, such as XML and Web Services

         -        Protects code investments through backward compatibility

         -        Rapid prototyping and rapid coding keep development cost low

         - Open technology that allows users access to multiple data sources

MAINTENANCE AND SUPPORT

         Gupta provides its subscribing customers with around-the-clock telephone support, comprehensive product and technical expertise, and the rights to future software upgrades and enhancements and technical fixes. Customers licensing Gupta's software have the right to buy annual "Gupta License Services" (GLS) contracts that give them the right to receive product upgrades and enhancements and technical fixes for a year period with the option to renew annually. Gupta also offer customers telephone technical support contracts that give them access to Gupta's technical support staff to assist them with technical issues. Support contracts are offered providing a range of service levels based on price. Customers can sign up for programs that allow them from three calls to Gupta's support center during normal business hours up to unlimited 24/7 technical support.

SALES AND MARKETING

         Gupta currently uses both indirect and direct sales models, based on geography. In Europe, which accounted for 57% of Gupta's revenue in 2004, Gupta uses an indirect sales channel relying on VARs and distributors to sell its products to end users. Gupta's sales and marketing team in Europe works directly with its VAR partners to help them market and sell Gupta's products by engaging in joint efforts to meet with their customers, attend their roadshows, provide technical support and training and attending major technology trade events. In North America, which accounted for 32% of Gupta's revenue for 2004, Gupta relies on direct sales force to sell its products. Gupta is currently working on developing an indirect channel in North America. Gupta is targeting VARs and ISVs, similar to ones Gupta is successfully working with in Europe, to partner with in selling Gupta's products. Throughout Latin America and AsiaPacific, which accounted for 11% of Gupta's revenue in 2004, Gupta uses an indirect sales model similar to Europe. It is Gupta's intent to increase its marketing activities worldwide in 2005 to increase Gupta brand awareness, attract new partners and customers and generate increased revenues.

SOFTWARE PRODUCT DEVELOPMENT

         Gupta's software development effort is based in its Redwood Shores, California office and currently consists of 15 employees of Gupta and another 30 full-time contractors based in India. It is Gupta's intent to continue developing enhanced functionality in Gupta's existing products. Gupta is currently working on the next generation Team Developer product which will include a new graphical user interface that supports UNICODE and adds a number of new objects for creating rich-client applications. This new version will also allow developers to consume web services from J2EE or .Net as well as create web services providing a rapid approach to Enterprise Data Integration and Enterprise Application Integration. Database connectivity will also be expanded to include connectivity to MySQL, SYBASE, ORACLE, IBM's DB2, SQLServer and others. SQLBase development is moving forward with UNICODE support, auto increment columns, better security and performance.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard certain aspects of Gupta's operations, products and documentation as proprietary. We do not own any patents on Gupta's intellectual properties. We rely on a combination of copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in Gupta's agreements with customers, employees and others to protect our intellectual property rights. However, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws of these other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. Failure to obtain and/or maintain appropriate patent, copyright or trade secret protection either in the United States or in certain foreign countries, for any reason, may have a material adverse effect on Gupta's business, operating results and financial condition.

         Gupta licenses software and technology from third parties, including some competitors, and incorporates them into its own software products, some of which are critical to the operation of Gupta's software.

         The source code for Gupta's software products is protected both as a trade secret and as a copyrighted work. Some of Gupta's customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use Gupta's source code solely for the customer's internal use. If Gupta's source code is accessed, the likelihood of misappropriation or other misuse of Gupta's intellectual property may increase.

         We believe that Gupta's copyrights, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Gupta in the future with respect to current or future products or that any such assertion will not require Gupta to enter into royalty arrangements or result in litigation.

COMPETITION

         The market for application development tools and databases is extremely competitive and contains a number of companies that are larger, more established and better financed than Gupta. Development tools for the Microsoft Windows marketplace include Microsoft's Visual Studio, Borland's DelphiO, Raining Data's Omnis and SYBASE PowerBuilder. Visual Studio comprises over 90% of the Microsoft Windows-based application development market. The remaining 10% is divided among Gupta, Borland, Raining Data, SYBASE and other smaller players like Revelation and TrollTech.

         Embeddable databases in the Microsoft Windows marketplace include Microsoft's SQLServer, Microsoft SQLServer Express (formerly MSDE), Microsoft Access, Oracle's Personal Oracle, Sybase's SQL Anywhere and MySQL. There are additionally a number of smaller companies that compete in this market as well.

         Due to Linux' recent emergence, there are fewer established competitors in its development environment. Borland's Kylix and Raining Data's Omnis are the only other fully integrated development tools for Linux of which we are aware. There are a number of open source tools available for Linux application developers over the internet that offer certain components that can become part of an integrated development environment; however, we are not aware of any other fully integrated development tools that are being developed and supported on a commercial basis.

         Competitors in the Linux embeddable database market include MySQL, ORACLE10g, PostgreSQL, FireFox, SleepyCat and about 30 other non-commercial single-user database engines.

         We believe that Gupta currently has a competitive advantage in providing the only fully integrated development environment that supports both Microsoft Windows and Linux based software application development using the same code line. Due to the early nature of the market for Linux based business software applications and due to the fact that there are larger, better capitalized companies in the development tool and database marketplace, there is no assurance that Gupta can maintain a competitive position.

CHANGES IN DIRECTORS AND OFFICERS

         The Company has also had several recent changes in its management and board of directors. As a result of the Company's continued growth and pursuit of new growth opportunities, the Company has sought to enhance the quality and number of directors and management personnel and to more closely align the experience and expertise of its executive officers and directors with its needs.

         On March 3, 2005, Mr. Gus Bottazzi resigned from his positions as the Company's President and Principal Financial Officer, as a member of the Company's Board of Directors, and from his positions as officer and director of the Company's Warp Solutions subsidiaries. Mr. Bottazzi's resignation was a mutual planned decision for him to pursue new opportunities and the Company to pursue a strategy of growth-by-acquisition under new leadership. It was not the result of a disagreement or a condition of the Gupta acquisition. In connection with such resignation, the Company and Mr. Bottazzi entered into a Separation Agreement, pursuant to which:

         - The Company committed to issue to Mr. Bottazzi 200,000 shares of Series C Stock.

         - In addition, the Company agreed to vest the options to acquire 2,000 shares of Common Stock pursuant to a Stock Option Agreement dated as of February 10, 2003, between the Company and Mr. Bottazzi, to the extent that such options had not vested. Such options are exercisable for $25.00 per share.

         - Furthermore, with respect to the options to acquire 187,520 shares of Common Stock at an exercise price of $6.75 per share pursuant to a Stock Option Agreement dated as of August 4, 2004 between the Company and Mr. Bottazzi, the Company agreed that these options have vested.

         - All such options will be exercisable by Mr. Bottazzi for a period one year after the date of the Separation Agreement. Failure to exercise the options by such date, will result in their termination.

         - Mr. Bottazzi agreed to cooperate and consult with the Company concerning the transitioning of his former responsibilities to other officers of the Company.

         On March 30, 2005, the Company reported the appointment of certain officers.

         Brian Sisko has been appointed Chief Operating Officer of the Company. Mr. Sisko has 20 years of experience in the areas of corporate finance, mergers and acquisitions and strategic development. During the past several years, from Feb 2002 to March 2005, Mr. Sisko ran B/T Business and Technology, which served as an advisor and strategic management consultant to a variety of public and private companies, including the Company. He was previously, from April 2000 to January 2002, a Managing Director of Katalyst, LLC, a venture capital and operational advisory firm where he was responsible for business development and client/portfolio company engagement management in that firm's Philadelphia and Boston offices. Mr. Sisko also previously served as Senior Vice President -- Corporate Development and General Counsel of National Media Corporation, a large public company with international operations. In addition, Mr. Sisko was a partner in the Corporate Finance/Mergers and Acquisitions practice group of the Philadelphia-based law firm, Klebr Harrison, Harvey Branzburg & Ellers. Mr. Sisko also teaches as an adjunct professor in the MBA program of the Fox School of Business at Temple University. He earned his Juris Doctorate form The Law School of the University of Pennsylvania and his B.S. from Bucknell University.

         Mr. Jeff Bailey, Chief Executive Officer of Gupta has been appointed interim Chief Financial Officer and Principal Financial Officer for the Company. Since January, 2002, Mr. Bailey has served led Gupta as its Chief Executive Officer, responsible for guiding Gupta's strategic direction as well as day-to-day operations. Mr. Bailey joined Gupta in October, 2001 as its CFO. From August 2001 through October 2001 Mr. Bailey was the CEO of David Corporation. Mr. Bailey served as vice president of finance and CFO at Vivant Corporation until August 2001. He has also held positions as vice president of finance and CFO at Uniteq Application Systems Inc. and Phoenix Network Inc. He earned his B.S. in Business Administration from the University of California, Berkley, and is a certified public accountant.

         Mr. Takeshi Taniguchi, Corporate Controller of Gupta, has been appointed interim Principal Accounting Officer for the Company. Since July 2004, Mr. Taniguchi has served as Corporate Controller of Gupta, responsible for the overall financial management of Gupta. Mr. Taniguchi has worked at Gupta or tis predecessors since 2000, serving as a senior financial analyst prior to his current position. He earned his Master of Business Administration from the University of Nevada, Reno, and is a Certified Management Accountant.

         On March 20, 2005, the Company's Board of Directors ("Board") announced that it has elected the following three individuals to fill vacancies on the Board.

         Mr. John Boehmer is an executive recruitment and human resources professional with more than 20 years experience. Mr. Boehmer is a Managing Director with Korn/Ferry International a position he has held since September 2003. Prior to joining Korn/Ferry, from January 2002, Mr. Boehmer was the Founder and Managing Director of Matlin Partners LLC. Previously, from July 1999 through December 2001, Mr. Boehmer served as Vice President of Executive Recruiting at Internet Capital Group. Mr. Boehmer holds a B.A. from Denison University.

         Mr. David Howitt is the President and CEO of the Meriwether Group, Inc., a boutique brand consulting and marketing firm which he founded in May, 2004. From May, 2001 until April, 2004, Mr. Howitt served as director of licensing and business development at adidas America, Inc. Mr. Howitt also worked for several years as corporate counsel with adidas. Mr. Howitt holds a B.A. from Denison University, and a J.D. from the Lewis & Clark Northwestern School of Law. Mr. Howitt has a fifty percent interest in ISIS Acquisition Partners II, LLC, ("IAP") an entity which has entered into transactions with the Company as described below under the heading "Related Party Transactions". ISIS Capital Management, LLC ("ISIS") is the managing member of IAP. The managing members of ISIS are Mr. Rodney A. Bienvenu, Jr., Chairman and Chief Executive Officer of the Company, and Mr. Ernest C. Mysogland, the Company's Chief Legal Officer.

         Mr. Mark Lotke is a General Partner with FT Ventures which he joined in 2005. From January 2003 through December 2004 he was a General Partner with Pequot Ventures, and from January 2001 through December 2002, Mr. Lotke was a General Partner with Covalent Partners. Prior to that, Mr. Lotke was a Managing Director with Internet Capital Group. Mr. Lotke also worked for several years as a principal with General Atlantic Partners. Mr. Lotke holds a Masters in Business Administration from the Stanford University Graduate School of Business, and a B.S. from the Wharton School of the University of Pennsylvania.

         None of the Company's directors hold directorships in any public reporting company other than the Company.

         There are no family relationships among any of the Company's directors or executive officers.

RESULTS OF OPERATIONS.

The results of operations of the Company includes the results of Gupta for two months from February 1 to March 31, 2005.

During the three and nine months ended March 31, 2005 the Company recognized approximately $2,341,000 and $2,606,000 of revenues compared to approximately $371,000 and $735,000 for the three and nine months ended March 31, 2004. The increase in revenue was due primarily to the acquisition of Gupta on January 31, 2005 which accounted for approximately $2,324,000 of the revenues for the three and nine months ended March 31, 2005. The decline in Warp Solutions revenues is a direct result of decrease spending on sales and marketing, the move from hardware to software, and less business resulting from its reseller relationship with iMimic.

Cost of revenues for three and nine months ended March 31, 2005 was approximately $200,000 and $254,000 as compared to $368,000 and $411,000 for the three months and nine months ended March 31, 2004. The decrease in product cost was due to the a write-off of inventory in 2004 of approximately $328,000 due to Warp Solutions changing its business model from a hardware to a pure software company. Gupta's cost of revenues as a percentage of revenue is 8.4% for the three and nine months ended March 31, 2005.

Product development costs were approximately $617,000 and $729,000 for the three and nine months ended March 31, 2005 as compared to approximately $150,000 and $475,000 for the three and nine months ended March 31, 2004. The increase was due primarily the acquisition of Gupta which accounted for approximately $580,000 of the three months and nine months product development costs. The decline of $113,000 and $326,000 for the three and nine months ended March 31, 2005 in product development costs related to Warp Solutions resulted primarily because of reduced headcount.

Sales and marketing costs were approximately $1,322,000 and $1,799,000 for the three and nine months ended March 31, 2005 as compared to approximately $469,000 and $1,731,000 for the three and nine months ended March 31, 2004. The increase is due primarily to the acquisition of Gupta that accounted for approximately $885,000 of the increase for the three and nine months ended March 31, 2005. The decline of $32,000 and $817,000 for the three and nine months ended March 31, 2005 in sales and marketing costs related to Warp Solutions resulted primarily because of reduced headcount.

General and administrative expense was approximately $1,101,000 and $1,776,000 for the three and nine months ended March 31, 2005 as compared to approximately $1,007,000 and $2,266,000 for the three and nine months ended March 31, 2004. The increase was due primarily to the acquisition of Gupta which accounted for $811,000 of the three and nine months ended March 31, 2005 expenses. The decline of $717,000 and $1,321,000 in general and administrative expense in Warp Solutions general and administrative expenses was due to reduced headcount in 2005.

Non-cash compensation, consulting fees and amortization of stock options for the three months ended March 31, 2005 was approximately $890,000 as compared to approximately $916,000 for the three months ended March 31, 2004. In 2005 approximately $790,000 related to shares issued to former employees and consultants as part of their employment and separation agreement. The remainder was primarily related to amortization of stock options granted to employees. In 2004 the Company non-cash compensation was primarily made up of amortization of stock options granted to employees and shares issued to consultants.

Non-cash compensation, consulting fees and amortization of stock options for the nine months ended March 31, 2005 was approximately $1,433,000 as compared to approximately $4,314,000 for the nine months ended March 31, 2004. In 2005 approximately $790,000 related to shares issued to former employees and consultants as part of their employment and separation agreements. The remainder was primarily related to amortization of stock options granted to employees. In 2004 the Company recognized non-cash compensation of approximately $1,091,000 relating to shares of common stock issued to consultants and amortization of employees stock options and approximately $217,000 relating to penalty provision of the B Shares and $180,000 relating to penalty warrants for failure to timely file the registration of securities in 2004. The remainder was primarily related to amortization of stock options granted to employees.

For the three and nine months ended March 31, 2005 the Company incurred approximately $1,033,500 in penalties for failing to timely file a registration statement and amend articles of incorporation of the Company as required by the financing in January 2005.

Interest expense for the three and nine months ended March 31, 2005 increased by approximately $2,454,000 and $2,560,000, respectively. The increase represents the cost associated with the debt to acquire Gupta .

Net Operating Loss Carry forwards.

At March 31, 2005, the Company has net operating loss carry forwards of approximately $23,858,000 which may be used to reduce taxable income in future years through the year 2024. Due to uncertainty surrounding the realization of the favorable tax attributes in future returns, WARP has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources.

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of March 31, 2005, the Company had approximately $1,081,000 in cash. In addition, the Company raised an additional $3 million from the sale of Series C preferred stock in April 2005. During the nine months ended March 31, 2005 the Company used approximately $1,951,000 cash to fund its net loss and working capital. The Company's consolidated financial statements for June 30, 2004 had been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors issued their audit report for the June 30, 2004 financial statements dated September 28, 2004 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raised substantial doubt about the Company's ability to continue as a going concern. The Company's historical sales have never been sufficient to cover its expenses and it has been necessary to rely upon financing from the sale of equity securities and debt to sustain operations.

In January 2005 the Company acquired Gupta for $21 million. The purchase price paid to the Seller was comprised of $15.75 million of cash (which included $1 million of cash paid to the Seller prior to March 31, 2005 by the Company, and $1 million paid to the Seller by ISIS prior to March 31, 2005). The balance of the purchase price of $5.25 million consisted of a $.75 million Senior note from the Company to the Seller, a $1.5 million subordinated note from the Company to the Seller, a $2 million Series C note from the Company to the Seller, and a $1 million Secured Promissory Note issued by ISIS to the Seller.

The Company's ultimate future capital requirements will depend on many factors, including cash flow from operations, customer acquisition, continued progress in research and development programs, competing technological and market developments, and the Company's ability to successfully market its products.

The acquisition of Gupta, and certain reductions in expenses of Warp Solutions, Inc. and other subsidiaries, lead management of the Company to conclude that no further financing is required for the Company to continue in operation for the next twelve months (other than an anticipated refinancing of the Company's senior debt). The Company incurred $10,825,000 of senior and subordinated debt in connection with the Gupta acquisition. The senior debt, the outstanding principal amount of which is $6,825,000 is due July 31, 2005 (although the Company may extend the maturity until August 30, 2005 in exchange for increased interest payments and additional warrants to acquired common stock). In the event the Company is not able to refinance this debt, the Company does not anticipate that it would then have cash sufficient to pay the principal and any interest due at maturity. In such case, the Company would default on the debt. In the event of a default, the senior secured creditors would have the rights pursuant to their security interests in all of the Company's assets, to foreclose on such assets. In addition, any default under the senior debt would result in an event of default under the terms of the Company's outstanding subordinated debt. In such an event, the subordinated note holders would be entitled to exercise their security interests and, pursuant to the terms of the Company's collateral and security agreements, as well as the intercreditor agreement among the senior and subordinated lenders, the subordinated debt holders would receive the proceeds from the Company's assets after the payment of the claims of the senior creditors. The subordinated debt, totals $4,000,000. Of this amount, $1,500,000 matures on January 31, 2006, and the remainder matures on January 31, 2007. Even if the Company were able to refinance or otherwise pay its outstanding senior debt at maturity, there can be no assurance that the Company will have sufficient cash to repay the subordinated debt maturing in 2006 or 2007.

The Company is seeking to refinance its senior debt prior to July 31, 2005. There can be no assurance that the Company will be successful in its efforts to refinance this debt, or if it is successful, whether the terms will be favorable and/or will result in the issuance of additional equity which would be dilutive to shareholders.

Related Party Transactions.

The Company has certain contractual relationships with ISIS which were entered into in connection with the Company's Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company's Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. ("Bienvenu"), the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, and Ernest C. Mysogland ("Mysogland"), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC ("IAP II"). IAP II is a stockholder of the Company having purchased shares of the Company's Series B-2 Preferred Stock (the "Series B-2 Preferred Stock"), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the "Series B-2 Purchase Agreement"), as of August 4, 2004, between and among the Company and the investors. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the "Stockholders Agreement"), IAP II and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS's regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, in October, 2004, Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption (the "Assignment"), pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller in October, 2004. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 securities, or senior debt or senior equity issued in connection with the Gupta financing. As of March 31, 2005 this transaction fee was not paid to ISIS and is shown on the balance sheet as a due to ISIS. ISIS will also be reimbursed by the Company for any amounts it has incurred in connection with the negotiation and consummation of the transaction.

Recent Accounting Pronouncement.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning January 1, 2006. The Company is the process of evaluating the impact to its financial statements. We believe the adoption will have a material effect on our income statement.

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

On April 1, 2002, Herman von Drateln ("HD"), a former employee of Gupta, filed a wrongful termination action in Mexico against Gupta, Gupta's Mexican subsidiary Gupta Technologies, S.A. de C.V. ("Gupta Mexico"), as well as five other US defendants and another Mexican defendant (the "Labor Action"). The Labor Action seeks approximately US $350,000 in damages, plus back pay from the date of the alleged wrongful termination (February 4, 2002). Because the plaintiff failed to appear at the last scheduled hearing, the court is required to make adverse inferences against him. The final hearing was held in April, and the court's decision is expected within approximately two months. Gupta has and intends to continue to defend itself vigorously. There is no indication at present whether the lawsuit will have a material effect on Gupta's or the Company's financial condition, results of operations or liquidity.

In August 2002, Gupta US filed a lawsuit against HD in Santa Clara County, California, alleging fraud, libel, and breach of his employment contract. In May 2003, HD's attorney withdrew from the case; subsequently, the case was stayed due to HD's Chapter 13 bankruptcy filing. The case status is still "confirmed" with no future hearing date set. It is unclear, whether, if Gupta were to prevail in this matter, any award of damages would offset damages, if any, awarded to HD in the matter referenced above, or whether other creditors of HD would have superior claims on any such damage award.

On May 6, 2005, the Company received notice of a demand for arbitration before the American Arbitration Association from attorneys representing Michael Liss, a former employee of the Company who had the title Chief Operating Officer. Mr. Liss disputes the circumstances surrounding the termination of his employment and claims that he is entitled to severance benefits, other compensation and damages totaling approximately $187,000 in addition to attorneys fees and statutory damages. The Company believes that Mr. Liss's claim is without merit and intends to vigorously defend itself.

Subsequent Events.

On April 4, 2005, the Company issued 3,000,000 shares of Series C Stock, and Warrants to acquire 3,000,000 shares of Common Stock, upon the same terms as the Subscription Agreement, in exchange for a purchase price of $3,000,000.

Critical Accounting Policies

We have identified the accounting policies below as the policies critical to the Company's business operations and the understanding of the Company's results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of the Company's consolidated financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended.

Revenues are derived from the licensing of software, maintenance contracts, training, and other consulting services.

In arrangements that include rights to multiple software products and/or services, the Company allocates and defers revenue for the undelivered items, based on vendor-specific objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. In arrangements in which the Company does not have vendor-specific objective evidence of fair value of maintenance, and maintenance is the only undelivered item, the Company recognizes the total arrangement fee ratably over the contractual maintenance term.

Software license revenues are recognized upon receipt of a purchase order and delivery of software, provided that the license fee is fixed or determinable; no significant production, modification, or customization of the software is required; and collection is considered probable by management. For licensing of Gupta's software through its indirect sales channel, revenue is recognized when the distributor sells the software to its end-users, including value-added resellers. For licensing of software to independent software vendors, revenue is recognized upon shipment to the independent software vendors.

Service revenue for maintenance contracts is deferred and recognized ratably over the term of the agreement. Revenue from training and other consulting services is recognized as the related services are performed.

Intangible Assets and Goodwill

Intangible assets are primarily comprised of customer relationships, developed technology, trademark, software and non-compete agreements. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, "Goodwill and Other Intangible Assets" goodwill is no longer amortized, instead goodwill is tested for impairment on an annual basis. All other intangibles are being amortized over their estimated useful life of two to ten years.

ITEM 3. Controls And Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Rodney A. Bienvenu, Jr., the Company's principal executive officer, and Jeff Bailey, the Company's principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Bailey have each concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting identified in management's evaluation during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2002, Herman von Drateln ("HD"), a former employee of Gupta, filed a wrongful termination action in Mexico against Gupta, Gupta's Mexican subsidiary Gupta Technologies, S.A. de C.V. ("Gupta Mexico"), as well as five other US defendants and another Mexican defendant (the "Labor Action"). The Labor Action seeks approximately US $350,000 in damages, plus back pay from the date of the alleged wrongful termination (February 4, 2002). Because the plaintiff failed to appear at the last scheduled hearing, the court is required to make adverse inferences against him. The final hearing was held in April, and the court's decision is expected within approximately two months. Gupta has and intends to continue to defend itself vigorously. There is no indication at present whether the lawsuit will have a material effect on Gupta's or the Company's financial condition, results of operations or liquidity.

In August 2002, Gupta US filed a lawsuit against HD in Santa Clara County, California, alleging fraud, libel, and breach of his employment contract. In May 2003, HD's attorney withdrew from the case; subsequently, the case was stayed due to HD's Chapter 13 bankruptcy filing. The case status is still "confirmed" with no future hearing date set. It is unclear, whether, if Gupta were to prevail in this matter, any award of damages would offset damages, if any, awarded to HD in the matter referenced above, or whether other creditors of HD would have superior claims on any such damage award.

On May 6, 2005, the Company received notice of a demand for arbitration before the American Arbitration Association from attorneys representing Michael Liss, a former employee of the Company who had the title Chief Operating Officer. Mr. Liss disputes the circumstances surrounding the termination of his employment and claims that he is entitled to severance benefits, other compensation and damages totaling approximately $187,000 in addition to attorneys fees and statutory damages. The Company believes that Mr. Liss's claim is without merit and intends to vigorously defend itself.

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds.

The following information relates to sales of unregistered securities by the Company during the third quarter of fiscal year 2005 ended March 31, 2005. All of these sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof.

As disclosed further above in the notes to the Company's financial statements, the Company entered into various financing agreements pursuant to which it sold Series C Notes, which converted into Series C Stock, and Warrants to acquire Common Stock.

Under the Series C Subscription Agreement, the Company issued total aggregate principal amount of Series C Notes equal to $8,475,000. In addition, certain Bridge Notes in the aggregate principal amount of $2,250,000 issued previously by the Company in order to fund the Non-Refundable Fees paid to the Seller in the Gupta acquisition (which were credited against the purchase price at the closing of the acquisition of Gupta), were converted with accrued interest into an aggregate of $2,409,253 of Series C Notes.

On March 31, 2005, all amounts of principal and interest due under the Series C Notes converted into shares of Series C Stock, plus Warrants to acquire common stock. The Series C Notes issued to the Investors under the Subscription Agreement (principal and interest) converted into (i) 8,558,589 shares of Series C Stock, and (ii) Warrants to acquire 8,558,589 shares of Common Stock. In accordance with their terms, these Series C Notes issued upon conversion of the Bridge Notes converted into 2,433,015 shares of Series C Preferred Stock and Warrants to acquire 2,433,015 shares of Common Stock. These Warrants have an exercise price of $1.25 per share and are exercisable for a period of five years from the date of issuance. The Company reserved sufficient common stock to issue upon conversion of these Series C shares and exercise of the Bridge Warrants.

Pursuant to a Senior Note and Warrant Purchase Agreement entered into by the Company on January 31, 2005 the Company entered into a Senior Note Agreement, pursuant to which it sold Senior Notes and Senior Lender Warrants. The Senior Lender Warrants allow the Senior Noteholders to acquire, in the aggregate, 2,660,256 shares of Common Stock, at an exercise price of $1.25 per share.

On January 31, 2005 the Company also entered into a Subordinated Note Agreement, pursuant to which it sold Subordinated Notes and Subordinated Lender Warrants. The Subordinated Lender Warrants allow the Subordinated Noteholders to acquire, in the aggregate, 2,500,000 shares of Common Stock at an exercise price of $1.25 per share. In addition, the Subordinated Noteholders have the right to convert all principal amounts due under the Subordinated Notes (other than the note issued to Gupta Holdings, LLC, the Seller of Gupta Technologies, LLC) into such number of Shares of Common Stock equal to the principal amount due under the Subordinated Note divided by $1.00. Accordingly, the Subordinated Noteholders have the right to convert their Subordinated Notes into 2,500,000 shares of Common Stock.

The proceeds from the Series C Subscription Agreement, the Bridge Notes, the Senior Notes and the Subordinated Notes were used primarily to pay the purchase price to the Seller in the Gupta acquisition with the remainder used for general working capital purposes.

Also, the Company received the remaining $125,500 for the Company's Series B-2 stock in exchange 125.5 shares of Series B-2 Preferred Stock were to be issued together with Warrants to acquire an additional 125.5 shares of Series B-2 Preferred Stock.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On January 31, 2005, the holders of a majority of the outstanding shares of our Common Stock approved an Amendment to the Company's Articles of Incorporation by written consent. The Amendment, which became effective March 31, 2005, increased the authorized Common Stock of the Company. The Company references the Definitive Information Statement on Schedule 14C filed on March 11, 2005, which describes the consent, the Amendment and other information.

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

2.2* Form of Share Exchange Agreement dated as of December 13, 2002 by and among WARP Technology Holdings, Inc., 6043577 Canada Inc.,
            Spider Software Inc., the Spider Insiders and the Persons
            Identifiedon Schedule A thereto. Incorporated by reference to
            Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on January 25, 2003.

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

3.4*        Form of Certificate of Amendment to Articles of Incorporation of
            WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003. Incorporated by referenceto Exhibit 3.4 of the Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

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

3.9*        Certificate of Change Pursuant to Nevada Revised Statutes Sec.
            78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004. Incorporated by reference to Exhibit 3.9 to the
            Current Report on Form 8-K filed by the Company on November 12,
            2004. 3.10* Certificate of Amendment to Articles of Incorporation of
            Warp Technology Holdings, Inc. Incorporated by reference to Exhibit
            3.10 to the Current Report on Form 8-K filed by the Company on April
            1, 2005.

3.11*       Certificate of Designations of Series C Stock of Warp Technology
            Holdings, Inc. incorporated by reference to Exhibit 3.11 to the Current Report on Form 8-K filed by the Company on April 4, 2005.

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

10.5* Form of Master Distributor Agreement between Maniac Networks Company and WARP Solutions, Inc. dated as of August 1, 2002. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

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

10.18*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Ron Bienvenu which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.18 of the
            Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.19*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Gus Baptize which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.19 of the
            Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.20*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Ernest Mysogland which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.21*      Form of Employment Agreement between WARP Technology Holdings, Inc.
            and Mr. Michael David Less which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-KSB filed by the Company on October 13,
            2004.

10.22*      Form of Incentive Stock Option Agreement between WARP Technology
            Holdings, Inc. and Mr. Ron Bienvenu which was executed by the parties thereto on August 4, 2004. Incorporated by reference to
            Exhibit 10.22 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

10.23*      Form of Incentive Stock Option Agreement between WARP Technology
            Holdings, Inc. and Mr. Gus Baptize which was executed by the parties thereto on August 4, 2004. Incorporated by reference to Exhibit
            10.23 of the Annual Report on Form 10-KSB filed by the Company on October 13, 2004.

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

10.30*      Agreement between WARP Technology Holdings, Inc. and Griffin
            Securities, Inc. dated September 13, 2004. Incorporated by referenceto Exhibit 10.30 to the Quarterly Report on Form 10-QSB filed by the Company on November 15, 2004.

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

10.50*      Intercredit or and Subordination Agreement dated as of January 31,
            2005, by and among: the Subordinated Noteholders, the Senior
            Noteholders, the Company, Warp Solutions, Inc., Gupta Technologies,
            LLC, and the Collateral Agent (as such terms are defined therein).
            Incorporated by reference to Exhibit 10.50 to the Current Report on Form 8-K filed by the Company on February 4, 2005.

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

10.53* Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi. Incorporated by reference to Exhibit 10.53 to the Current Report on Form 8-K filed by the Company on March 9, 2005.

10.54*      Letter Agreement dated October 31, 2003 by and between Gupta
            Technologies, LLC and Jeffrey L. Bailey. Incorporated by reference to Exhibit 10.54 to the Company's Registration Statement on Form
            S-2, file no. 333-123864.

10.55*      Letter Agreement dated August 4, 2004 by and between Gupta
            Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.
            Incorporated by reference to Exhibit 10.55 to the Company's
            Registration Statement on Form S-2, file no. 333-123864.

10.56* Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.
            Incorporated by reference to Exhibit 10.56 to the Company's
            Registration Statement on Form S-2, file no. 333-123864.

10.57* Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.
            Incorporated by reference to Exhibit 10.57 to the Company's
            Registration Statement on Form S-2, file no. 333-123864.

10.58* Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended
            January 1, 2005. Incorporated by reference to Exhibit 10.58 to the
            Company's Registration Statement on Form S-2, file no. 333-123864.

10.59* Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended
            October 1, 2004. Incorporated by reference to Exhibit 10.59 to the
            Company's Registration Statement on Form S-2, file no. 333-123864.

10.60* Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC. Incorporated by reference to Exhibit 10.60 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.61* OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta
            Technologies, LLC, as amended September 8, 1995, September 30, 1999,
            December 21, 1999, March 23, 2001, and December 31, 2004.
            Incorporated by reference to Exhibit 10.61 to the Company's
            Registration Statement on Form S-2, file no. 333-123864.

10.62*      Service Agreement dated March 27, 2002 by and between Offshore
            Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.
            Incorporated by reference to Exhibit 10.62 to the Company's
            Registration Statement on Form S-2, file no. 333-123864.

10.63*      Services Agreement dated September 20, 2004 by and between
            CodeWeavers, Inc. and Gupta Technologies, LLC. Incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.64*      OEM Product Agreement dated September 20, 2004 by and between
            CodeWeavers, Inc. and Gupta Technologies, LLC. Incorporated by reference to Exhibit 10.64 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.65*      Qt Commercial License Agreement for Enterprise Edition dated as of
            December 15, 2004 by and between Trolltech Inc. and Gupta
            Technologies, LLC. Incorporated by reference to Exhibit 10.65 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.66*      OEM License Agreement dated January 1, 2004 by and between Graphics
            Server Technologies, L.P. and Gupta. Incorporated by reference to
            Exhibit 10.66 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.67*      Technologies, LLC. Shrinkwrap software license agreement with Data
            Techniques, Inc. for the ImageMan software product. Incorporated by reference to Exhibit 10.67 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.68*      Shrinkwrap software license agreement with Rogue Wave Software Inc.
            for the Rogue Wave Stingray software product. Incorporated by reference to Exhibit 10.68 to the Company's Registration Statement on Form S-2, file no. 333-123864.

10.69*      Lease Agreement dated July 19, 2001 by and between Westport Joint
            Venture and Gupta Technologies, LLC, together with amendments thereto. Incorporated by reference to Exhibit 10.69 to the Company's
            Registration Statement on Form S-2, file no. 333-123864.

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

# Filed herewith.

(b)  Reports on Form 8-K:

         The following reports on Form 8-K have been filed during the time period covered by this report:

Current Report on Form 8-K filed January 7, 2005, disclosing that the Company entered into a material agreement with Gupta Holdings, LLC extending the date for the closing of the acquisition of Gupta Technologies, LLC until January 20, 2005, and disclosing the sale of $250,000 of convertible promissory notes.

Current Report on Form 8-K filed February 1, 2005, disclosing a press release concerning the closing of the Gupta acquisition.

Current Report on Form 8-K filed February 4, 2005, as amended on February 4, 2005, March 17, 2005 and April 5, 2005, disclosing the completion of the Gupta acquisition, the material agreements entered into in connection with the acquisition, the financing agreements entered into in connection with the issuance of equity and debt incurred to finance the acquisition, and the financial statements and information required concerning the Company and the acquired business.

Current Report on Form 8-K filed March 9, 2005, disclosing the resignation of Mr. Gus Bottazzi from his positions as an executive officer and a director of the Company, the terms of the separation agreement entered into with Mr. Bottazzi and the issuance of the securities in connection therewith.

Current Report on Form 8-K filed March 30, 2005, disclosing the appointment of principal executive officers and directors of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2005

                                      WARP TECHNOLOGY HOLDINGS, INC.

                                      By: /s/ Rodney A. Bienvenu, Jr.
                                          ------------------------------------
                                      Rodney A. Bienvenu, Jr., CEO, Chairman
                                      as Registrant's duly authorized officer

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