Form 10KSB
period 2005-06-30
WARP TECHNOLOGY HOLDINGS INC
filed 2005-09-28
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From             To

Commission File Number: 000-33197

WARP TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Railroad Avenue, 3rd Floor, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 422-2950

(Registrants telephone number, including area code)

(Former Name, if Changed Since Last Report)

151 Railroad Avenue, Greenwich, Connecticut 06830

(Former Address, if Changed Since Last Report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, Par Value $0.00001 Per Share

(Title of Class)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Registrant’s revenues for its most recent fiscal years ended June 30, 2005 and June 30, 2004, were $5,123,922 and $882,121, respectively.

The aggregate market value of the common voting stock held by non-affiliates of the registrant as of September 21, 2005 was $4,106,997 based on the closing bid price of $1.40 per share as reported on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) operated by the National Association of Securities Dealers, Inc.

The number of shares outstanding of the registrant’s common stock, $0.00001 par value, as of September 21, 2005 was 3,322,685.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held October 21, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III of this annual report on Form 10-KSB. The 2005 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” as part of this annual report on Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward-Looking Information

Certain statements in this Form 10-KSB and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (the “Commission”), press releases, presentations by the Company or its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in this Form 10-KSB.

Historical Background

WARP Technology Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2000 under the name Abbott Mines, Ltd. to engage in the acquisition and exploration of mining properties. The Company obtained an interest in one mining property with mining claims on land located near Vancouver in British Columbia, Canada (the “Montana Property”). To finance its exploration activities, the Company completed a public offering of its common stock, par value $.00001 per share, on March 14, 2001 and listed its common stock on the OTC Bulletin Board on July 3, 2001. The Company conducted its exploration program on the Montana Property and the results did not warrant further mining activity. The Company then attempted to locate other properties for exploration but was unable to do so.

The Acquisition of WARP Solutions, Inc.

On May 24, 2002, the Company and WARP Solutions, Inc. (“WARP Solutions”) closed a share exchange transaction (the “Share Exchange”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”) dated as of May 16, 2002, by and among the Company, Carlo Civelli, Mike Muzylowski, WARP Solutions, Karl Douglas, John Gnip and related Sellers. Following the closing of the Share Exchange, WARP Solutions became a subsidiary of the Company and the operations of WARP Solutions became the sole operations of the Company.

Subsequent to the closing of the Share Exchange, the Company ceased all mineral exploration activities and the sole operations of the Company were the operations of its subsidiary, WARP Solutions.

The Upstream Merger and Name Change

On August 19, 2002, the Board of Directors of the Company authorized and approved the upstream merger of WARP Technology Holdings, Inc., a wholly owned subsidiary of the Company which had no operations, with and into the Company pursuant to Chapter 92A of the Nevada Revised Statutes (the “Upstream Merger”). The Upstream Merger became effective on August 21, 2002, when the Company filed Articles of Merger with the Nevada Secretary of State. In connection with the Upstream Merger, and as authorized by Section 92A.180 of the Nevada Revised Statutes, the Company changed its name from Abbott Mines Ltd. to WARP Technology Holdings, Inc.

The Acquisition of Spider Software, Inc.

On January 10, 2003, the Company, through its wholly-owned subsidiary 6043577 Canada Inc., acquired one hundred percent (100%) of the issued and outstanding capital stock of Spider Software, Inc. (“Spider”), a privately held Canadian corporation, through a share exchange transaction pursuant to a Share Exchange Agreement (the “Spider Exchange Agreement”) dated as of December 13, 2002. Pursuant to the Spider Exchange Agreement the Spider shareholders were issued 1,500,000 shares of the preferred stock of 6043577 Canada Inc., and the Company forgave outstanding Spider promissory notes of approximately $262,000, all in exchange for one hundred percent (100%) of the issued and outstanding capital stock of Spider. The Company owns 100% of the voting common stock of 6043577 Canada Inc. The preferred stock of 6043577 Canada Inc. has no voting rights or other preferences but is convertible on a 100 for 1 basis into the common stock of the Company. As a result, following the closing, Spider became a wholly-owned subsidiary of 6043577 Canada Inc. and thereby an indirect, wholly-owned subsidiary of the Company.

Acquisition of Gupta Technologies, LLC

On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC and its wholly-owned subsidiaries Gupta Technologies GmbH, a German company, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies S.A. de C.V., a Mexican company (collectively referred to herein as “Gupta”). The acquisition of Gupta (the “Gupta Acquisition”) was made pursuant to a Membership Interest Purchase Agreement (as amended, the “Gupta Agreement”) between the Company and Gupta Holdings, LLC (the “Gupta Seller”).

Under the Gupta Agreement, the total purchase price was $21,000,000, excluding transaction costs, of which the Company delivered $15,750,000 in cash on or before the closing. The remainder of the purchase price was paid in equity and debt securities issued or provided by the Company with the terms described herein. As a result, following the closing, Gupta became a wholly-owned subsidiary of the Company.

Acquisition of Kenosia Corporation

On July 6, 2005, the Company completed the acquisition of Kenosia Corporation (“Kenosia”) pursuant to a Stock Purchase Agreement (“The Kenosia Agreement”) with Bristol Technology, Inc. (“Bristol”) and Kenosia. Under the Kenosia Agreement (the “Kenosia Agreement”) the Company purchased all of the stock of Kenosia from Bristol for a purchase price of $1,800,000 (net of a working capital adjustment). Kenosia is now a wholly-owned subsidiary of the Company, but as it was acquired after the end of our fiscal year, its results are not included in the financial results reported herein.

Business of the Company

Warp Technology Holdings, Inc. is a holding company whose subsidiaries operate enterprise software and information technology businesses. In addition to holding its existing subsidiaries, the Company’s strategy is to pursue acquisitions of businesses, which either complement the Company’s existing businesses or expand the segments in which the Company operates.

Currently, operations of the Company’s subsidiary, Gupta, produce the majority of the Company’s revenue and expected earnings.

Gupta Business

Gupta develops, markets and supports software products that enable software programmers to create enterprise class applications, operating on either the Microsoft Windows or Linux operating systems that are used in large and small businesses and governmental entities around the world. Applications developed using Gupta products are used in mission-critical processes in thousands of businesses worldwide. Everyday, people rely on Gupta products when filling a prescription at their local pharmacy, banking online, shipping a package, riding a train, or shopping at a convenience store. Businesses rely on Gupta products to run their manufacturing operations, track their finances and organize their data.

Gupta’s flagship products, Team Developer and SQLBase, are specifically designed to meet the demands for enterprise performance and functionality combined with low total cost of ownership. SQLBase is a low/zero-administration relational database that features a high level of security with more than one million copies in use worldwide. It is ideal for rich client applications and environments where it is impractical to have a database administrator. Team Developer is used by over 10,000 developers worldwide and offers an object-oriented, 4GL toolset with built-in version control, customizable coding environment, and native connectivity to most popular databases. It can be used by a single developer or by large teams to develop robust applications in a managed environment. Gupta’s primary customers are independent software vendors (ISVs), value-added resellers (VARs), systems integrators and corporate IT departments.

While Gupta products can be used independently with other tools and databases, the majority of Gupta’s customers use them in conjunction with each other to develop business applications. A typical customer uses Team Developer to create a software application for a business solution, with SQLBase as the embedded database, and deploys that application within their organization (a corporate user), or sells the application as a proprietary product (ISVs and VARs).

Gupta sells its products using a traditional software licensing model. Developers buy Team Developer licenses by the seat. SQLBase licenses are sold as either a single workstation version or a multi-user server version on a per seat basis. Gupta additionally offers maintenance and support contracts that allow customers to receive product upgrades and telephone support on an annual basis.

Gupta in its present form originated in February 2001 when Platinum Equity, LLC (“Platinum”), a private equity firm in Los Angeles, California, acquired certain assets and liabilities from Centura Software Corporation (“Centura”). These assets and liabilities related principally to the SQLBase and Team Developer product lines and included all rights to the intellectual property, the working capital, fixed assets, contracts, and operating subsidiaries that supported these products. Gupta also hired certain employees from Centura to support the development, sales, technical support, and administration of the acquired assets. Originally founded in 1983 as Plum Computers, Inc., the entity became Gupta Technologies, Inc. in 1984, then Gupta Corporation in 1992, then Centura Software Corporation in 1996. Gupta is a limited liability company formed under the laws of the State of Delaware. In January 2005, Gupta was acquired from Gupta Holdings, LLC, a wholly owned subsidiary of Platinum, by the Company.

Gupta is based in Redwood Shores, California with offices in Munich, London, and Paris. It has over 1,000 customers in over 50 countries.

Strategy

Gupta is focused on providing software developers with the most efficient and cost effective tools and database products to create rich software applications that help businesses run more effectively. Whether used by ISVs and VARs to create commercial or custom software applications, or used by IT departments as a corporate development environment, Gupta’s intent is to provide products that:

•	are easy to learn, use and deploy,

•	create rich, enterprise class applications,

•	allow development faster than other products,

•	require little to no maintenance once deployed,

•	provide a high and rapid ROI,

•	allow users to deploy on either Microsoft Windows or Linux operating systems,

•	“shield” users from underlying operating system changes, and

•	allow users to operate their business more profitably.

One of the reasons Gupta’s customers buy its products is that when creating complex applications using Team Developer with SQLBase as the embedded database, they find that not only is the cost of development lower than using competing products, but the cost of maintaining the application over the following years is lower as well. By staying current with Gupta’s product upgrades and enhancements, they have little to no coding changes they have to make to their application when the underlying operating system is upgraded or enhanced.

Through December 2004, use of Gupta’s products was limited to the Microsoft Windows operating system. In January 2005, Gupta began supporting selected Linux operating systems. We believe that the commercial use of Linux will increase over the coming years and that it will create the need for more Linux-based business software applications. We also believe that software developers will increasingly have to develop applications that will support both the Microsoft Windows and Linux operating systems. Our intent through Gupta is to provide the market with the premier “cross platform” RAD tool and database products that allow developers to create, maintain and deploy applications using one code line that will operate on both the Microsoft Windows and Linux platforms. With Team Developer for Linux, Gupta’s customers can not only develop applications that run on Linux, they can also recompile their Microsoft Windows based applications written using Team Developer and have them running on Linux in as little as fifteen minutes.

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

Benefits of SQLBase

•	Reduces operational and support costs through self administration and proven reliability

•	Guarantees data integrity and reduces downtime

•	Protects data on the hard drive and over the wire with triple-DES encryption

•	Provides interoperability via support for latest SQL standards

•	Excellent deployment support

•	Available on Microsoft Windows and Linux

•	Very easy upgrading to new versions

•	Scalable from laptop to workgroup and internet server

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

ISVs, VARs and corporate IT departments use Team Developer to quickly develop mission-critical business applications. Using GUPTA’s Team Developer, applications can be developed significantly faster than those built with Java, Delphi and Visual Studio. This allows for smaller development budgets, faster “time to market” and a quicker return on investment.

Team Developer fully supports COM+ and provides the ability to rapidly develop n-tier applications that may be exposed to multiple front ends, such as Web browsers or Microsoft Windows style applications. Because of its high-level language, Team Developer provides greater productivity by allowing developers to focus on solving business problems—instead of writing volumes of complex code.

Team Developer has always provided substantial business value in preserving customers’ intellectual property by ensuring applications can be easily migrated forward to the next-generation development platform. Many customers who initially created 16-bit applications were able to quickly and easily re-compile them in Team Developer/32 and re-deploy. Backward compatibility allows customers to use all their resources for new development instead of spending money over and over again to recode existing functionality on new technology.

Benefits of Team Developer

•	Cross Platform Microsoft Windows and Linux development and deployment

•	Allows users to react quickly to new customer requirements

•	Embraces latest technologies, such as XML and Web Services

•	Protects code investments through backward compatibility

•	Rapid prototyping and rapid coding keep development cost low

•	Open technology that allows users access to multiple data sources

Maintenance and Support

Gupta provides its subscribing customers with around-the-clock telephone support, comprehensive product and technical expertise, and the rights to future software upgrades and enhancements and technical fixes. Customers licensing Gupta’s software have the right to buy annual “Gupta License Services” (GLS) contracts that give them the right to receive product upgrades and enhancements and technical fixes for a year period with the option to renew annually. Gupta also offer customers telephone technical support contracts that give them access to Gupta’s technical support staff to assist them with technical issues. Support contracts are offered providing a range of service levels based on price. Customers can sign up for programs that allow them from three calls to Gupta’s support center during normal business hours up to unlimited 24/7 technical support.

Sales and Marketing

Gupta currently uses both indirect and direct sales models, based on geography. In Europe, which accounted for 52% of Gupta’s revenue in fiscal 2005, Gupta uses an indirect sales channel relying on VARs and distributors to sell its products to end users. Gupta’s sales and marketing team in Europe works directly with its VAR partners to help them market and sell Gupta’s products by engaging in joint efforts to meet with their customers, attend their roadshows, provide technical support and training and attending major technology trade events. In North America, which accounted for 39% of Gupta’s revenue for fiscal 2005, Gupta relies on direct sales force to sell its products. Gupta is currently working on developing an indirect channel in North America. Gupta is targeting VARs and ISVs, similar to ones Gupta is successfully working with in Europe, to partner with in selling Gupta’s products. Throughout Latin America and AsiaPacific, which accounted for 9% of Gupta’s revenue in fiscal 2005, Gupta uses an indirect sales model similar to Europe. It is Gupta’s intent to increase its marketing activities worldwide in fiscal 2006 to increase Gupta brand awareness, attract new partners and customers and generate increased revenues.

Software Product Development

Gupta’s software development effort is based in its Redwood Shores, California office and currently consists of 12 employees of Gupta and another 30 full-time contractors based in India. It is Gupta’s intent to continue developing enhanced functionality in Gupta’s existing products. Gupta is currently working on the next generation Team Developer product which will include a new graphical user interface that supports UNICODE and adds a number of new objects for creating rich-client applications. This new version will also allow developers to consume web services from J2EE or .Net as well as create web services providing a rapid approach to Enterprise Data Integration and Enterprise Application Integration. Database connectivity will also be expanded to include connectivity to MySQL, SYBASE, ORACLE, IBM’s DB2, SQLServer and others. SQLBase development is moving forward with UNICODE support, and better security and performance.

Intellectual Property and Proprietary Rights

We regard certain aspects of Gupta’s operations, products and documentation as proprietary. We do not own any patents on Gupta’s intellectual properties. We rely on a combination of copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in Gupta’s agreements with customers, employees and others to protect our intellectual property rights. However, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws of these other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. Failure to obtain and/or maintain appropriate patent, copyright or trade secret protection either in the United States or in certain foreign countries, for any reason, may have a material adverse effect on Gupta’s business, operating results and financial condition.

Gupta licenses software and technology from third parties, including some competitors, and incorporates them into its own software products, some of which are critical to the operation of Gupta’s software.

The source code for Gupta’s software products is protected both as a trade secret and as a copyrighted work. Some of Gupta’s customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use Gupta’s source code solely for the customer’s internal use. If Gupta’s source code is accessed, the likelihood of misappropriation or other misuse of Gupta’s intellectual property may increase.

We believe that Gupta’s copyrights, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Gupta in the future with respect to current or future products or that any such assertion will not require Gupta to enter into royalty arrangements or result in litigation.

Competition

The market for application development tools and databases is extremely competitive and contains a number of companies that are larger, more established and better financed than Gupta. Development tools for the Microsoft Windows marketplace include Microsoft’s Visual Studio, Borland’s Delphi, Raining Data’s Omnis and SYBASE PowerBuilder. Visual Studio comprises over 90% of the Microsoft Windows-based application development market. The remaining 10% is divided among Gupta, Borland, Raining Data, SYBASE and other smaller players like Revelation and TrollTech.

Embeddable databases in the Microsoft Windows marketplace include Microsoft’s SQLServer, Microsoft SQLServer Express (formerly MSDE), Microsoft Access, Oracle’s Personal Oracle, Sybase’s SQL Anywhere and MySQL. There are additionally a number of smaller companies that compete in this market as well.

Due to Linux’ recent emergence, there are fewer established competitors in its development environment. Borland’s Kylix and Raining Data’s Omnis are the only other fully integrated development tools for Linux of which we are aware. There are a number of open source tools available for Linux application developers over the internet that offer certain components that can become part of an integrated development environment; however, we are not aware of any other fully integrated development tools that are being developed and supported on a commercial basis.

Competitors in the Linux embeddable database market include MySQL, ORACLE10g, PostgreSQL, FireFox, SleepyCat and several other non-commercial single-user database engines.

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

Warp Solutions Business

In addition to the Gupta businesses, the Company operates in the United States, Canada and the U.K. through its subsidiaries, WARP Solutions, Inc., a Delaware corporation, Warp Solutions, Ltd., a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc., a Canadian corporation. These subsidiaries are collectively referred to in this Form 10-KSB as “Warp Solutions.” Warp Solutions produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. These products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

The primary product offered is the SpiderSoftware product, which is a software solution designed to enable caching of pure dynamic content at the web server layer. This product is installed on the web server of an enterprise to allow network administrators to select certain sections of its content to remain dynamic, a feature known as partial page caching.

The benefits of the SpiderSoftware solution are increased speed, performance, scalability, availability and efficiency of a network infrastructure’s informational and transactional data flow. The primary advantages of the SpiderSoftware solution include highly granular cache control, support for both static and dynamic page caching, partial page caching, database trigger support for dynamic cache management, clustering support, cross platform web administration tool, real-time cache efficiency performance monitoring, automatic image optimization, and support for multiple operating systems including Windows NT, Linux, Solaris, and Unix.

Raw Materials

The Company does not use any raw materials in its business.

Dependence on Major Customers

The Company has no customer that accounted for more than 10% of the Company’s revenues in fiscal 2004. In fiscal 2005, the Company had one customer that accounted for approximately 15% of the Company’s revenue.

Research And Development

During fiscal year 2004, the Company spent approximately $812,000 on research and development of its products. During the fiscal year 2005, the Company spent approximately $1,589,000 on research and the development of its products. The pricing of the Company’s products reflects, among other things, the cost of their development as well as the cost of the component parts and applicable license fees.

Patents and Trademarks

The Company regards the protection of its intellectual property rights to be an integral part of its success. The Company relies on a combination of patent, trademark, copyright, service mark, and trade secret restrictions and contractual provisions to protect its intellectual property rights.

The Company currently has one U.S. patent directed to its load balancing system and method and one allowed US patent application directed to its dynamic content routing system and method. In addition the Company has six additional US patent applications and two pending international PCT applications relating other aspect of its technology. The Company claims trademark rights in the mark WARP SOLUTIONS™ and PARTNERWARE™. The mark WARP SOLUTIONS™ is registered in Argentina, Australia, Switzerland, Chile, China, Israel and Mexico, and the Company has applied for registrations of the WARP SOLUTIONS™ name in the United States, Brazil, Canada, European Community, Japan, Malaysia, Philippine, and Ukraine. It has also applied for registrations of the PARTNERWARE™ name in Brazil.

Personnel

As of June 30, 2005, the Company employed 57 people, including 25 in sales and marketing, 12 in research and development, 5 in technical support and 15 in administration, all of whom are full-time employees. None of the Company’s employees are covered by a labor union.

Risk Factors

From time to time, information provided by us or statements made by our employees may contain “forward-looking” information involving risks and uncertainties. In particular, statements contained in this report or incorporated by reference into this report that concern future operating results or other statements using words such as “anticipate,” “believe,” “could,” “estimate,” “intend,” “may,” “plan,” “project,” “should” or “will” constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied in the past and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission. We do not assume any obligation to update any forward-looking statement we make.

In addition to other information in this Annual Report on Form 10-KSB (including all exhibits hereto), the following risk factors should be carefully considered in evaluating the Company and its business, as such factors currently have a significant impact, or may have significant impact in the future, on the Company’s business, results of operations, financial condition and the value of its outstanding securities. Additional risks and uncertainties not currently known to us or that we do not currently deem material may also become important factors that may harm our business.

Risk Factors Relating to the Company

We Have a Limited Operating History

The Company has a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, the Company competes in a relatively new market known as the information technology market. Because this market rapidly evolves, companies competing in it may face many uncertainties. Our success will depend on many factors, including those described in this Risk Factors section.

We Have a History of Losses and May Need Additional Financing

We have experienced operating losses, as well as net losses, for each of the years during which we have operated.

The Company has incurred recurring operating losses since its inception. As of June 30, 2005, the Company had an accumulated deficit of approximately $62,580,000.

Conditions may arise, including potential risks described herein, that may require the Company to raise additional funds for its working capital needs and to continue to execute the requirements of its business plan. If these conditions arise, there can be no assurance that the Company will be successful in its efforts to raise sufficient capital.

If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. Furthermore, the Company intends to pursue opportunities to acquire other businesses, and may need to raise capital in order to pursue such acquisitions.

To date, the Warp Solutions business has generated only limited revenue from the sale of its products. We have incurred significant costs in connection with the development of our technologies and proposed products and there is no assurance that they will achieve sufficient revenues to offset anticipated operating costs. Although we anticipate deriving revenues from the sale of SpiderSoftware products, no assurance can be given that these products will be successfully marketed. Management anticipates that Warp Solutions may continue to incur losses for at least the next twelve months. Included in such former and future losses are research and development expenses, marketing costs, and general and administrative expenses. We anticipate that our losses will continue until we are able to generate sufficient revenues to support our operations in Warp Solutions. The Company is dependent on the revenues from Gupta to sustain any operating deficiencies in Warp Solutions.

Similarly, in the future, we may not generate sufficient revenue from operations to pay our operating expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of Common Stock or Preferred Stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective. As a result, you may lose your entire investment.

We May Not Be Able to Borrow Funds

There currently are no legal limitations on our ability to borrow funds to increase the amount of capital available to us to carry out our business plan. However, our limited resources and limited operating history may make it difficult to borrow additional funds. The amount and nature of any such borrowings would depend on numerous considerations, including our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by us and in our best interest.

On August 2, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”), between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto, Fortress Credit Corp. as original lender (together with any additional lenders, the “Lenders”), and Fortress Credit Corp. as Agent (the “Agent”) pursuant to which the Company may borrow up to $50 million. The Company initially borrowed $10 million, the proceeds of which were used to pay off prior Senior Secured Notes and a portion of the Company’s subordinated indebtedness. There can be no assurance that the Company will be able to borrow further amounts under the Credit Agreement. Future borrowings are subject to the satisfaction of various conditions precedent, including lender approval of the use of further borrowings.

The Credit Agreement contains numerous financial and operating covenants. There can be no assurance that the Company will be able to comply with these covenants, and failure to meet such covenants or the failure of the lenders to agree to amend or waive compliance with covenants that the Company does not meet would result in a default under the Credit Agreement. Moreover, the Company’s subordinated debt incorporates the covenants and default provisions of the Credit Agreement. Any material default that is not amended or waived under any of these agreements will result in a default under most or all of the Company’s financing arrangements.

Rapidly Changing Markets

The markets for our products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.

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

Competition

The Company’s subsidiaries are engaged in businesses which are highly competitive and we expect significant competition for our technologies. Many of our competitors, for example, IBM, Microsoft, and Oracle (with respect to Gupta’s business) and Cisco Systems, Inc. (with respect to Warp Solutions), have been in business for a number of years, have established customer bases, are larger, and have greater financial resources than the Company. There can be no assurance as to the degree to which we will be able to successfully compete in our industry.

Development of Products

The Company’s subsidiaries are currently developing new products, as well as new applications of existing products. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of our products, or that our new or enhanced products will adequately meet the requirements of our current or prospective customers. Any failure by the Company or its subsidiaries to successfully design, develop, test and introduce such new products, or the failure of the Company’s recently introduced products to achieve market acceptance, could prevent us from maintaining existing customer relationships, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations.

We are Dependent On Key Personnel

Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, recruit and retain additional personnel. At the date of this report, there were four employment agreements between the Company and its executive officers.

Managing Growth and Expansion

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

We Expect to Pay No Cash Dividends

We presently do not expect to pay cash dividends in the foreseeable future. The payment of cash dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any cash dividends in the foreseeable future.

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

Our Company Is Subject to Certain Legal Proceedings Which Could Be Material

On May 6, 2005, the Company received notice of a demand for arbitration before the American Arbitration Association from attorneys representing Michael Liss, a former employee of the Company who had the title Chief Operating Officer. Mr. Liss disputes the circumstances surrounding the termination of his employment and claims that he is entitled to severance benefits, other compensation and damages totaling approximately $187,000 in addition to attorneys fees and statutory damages. The Company believes that Mr. Liss’s claim is without merit and intends to vigorously defend itself. However, there is no assurance that the Company will prevail in this proceeding. In the event that the Company loses this matter, and the arbitrator awards Mr. Liss all claimed damages, such a result could have a material adverse effect on the Company.

Our Common Stock Is Subject To “Penny Stock” Restrictions Under Federal Securities Laws, Which Could Reduce The Liquidity Of Our Common Stock

The Securities and Exchange Commission has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On September 21, 2005, the closing price for our Common Stock, as quoted on the OTC Bulletin Board, was $1.40 per share and therefore, our Common Stock is designated a “Penny Stock.” As a penny stock, our Common Stock may become subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Risk Factors Related to Acquisition Strategy

Growth and Acquisition Risks

One of the Company’s primary strategies is to pursue the acquisition of other companies or assets that either complement or expand its existing business. The Company completed the acquisition of Gupta in January 2005 and the acquisition of Kenosia in July 2005. The Company has also had preliminary acquisition discussions with, or has evaluated the potential acquisition of, several other companies. However, the Company is unable to predict the likelihood or timing of a material acquisition being completed in the future. Additionally, as discussed under Subsequent Events, the Company entered into acquisitions agreements on September 12, 2005 to purchase Tesseract Corporation and The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC. These acquisitions are scheduled to close on September 30, 2005.

The acquisition of Tesseract Corporation, The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC taken together, if completed, will be material to the Company. The Company anticipates that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, the Company intends to pursue them actively. There can be no assurance that the Company will be able to profitably manage the addition of Kenosia Corporation, Tesseract Corporation, The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC or that it will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into its operations without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired will be profitable at the time of their acquisition or will achieve sales and profitability that justify the investment therein. Acquisitions may involve a number of special risks, including adverse effects on the Company’s reported operating results, diversion of management’s attention, dependence on retention and hiring of key personnel, risks associated with unanticipated problems or legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company’s operations and financial performance. The expansion of the Company’s operations, whether through acquisitions or internal growth, may place substantial burdens on the Company’s management resources and financial controls. There is no assurance that the increasing burdens on the Company’s management resources and financial controls will not have an adverse effect on the Company’s operations.

We May Not Be Able To Finance Future Acquisitions

We seek to use shares of our Common Stock to finance a portion of the consideration for acquisitions. If our Common Stock does not maintain a sufficient market value or the owners of businesses we may seek to acquire are otherwise unwilling to accept shares of Common Stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources in order to implement our acquisition strategy. If we have insufficient cash resources, our ability to pursue acquisitions could be limited unless we are able to obtain additional funds through debt or equity financing. Our ability to obtain debt financing may be constrained by existing or future loan covenants, the satisfaction of which may be dependent upon our ability to raise additional equity capital through either offerings for cash or the issuance of stock as consideration for acquisitions. We cannot assure you that our cash resources will be sufficient, or that other financing will be available on terms we find acceptable. If we are unable to obtain sufficient financing, we may be unable to implement fully our acquisition strategy.

Additional Risk Factors Related to Gupta’s Business

Gupta’s Financial Results May Vary Significantly from Quarter to Quarter

Gupta’s operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Because Gupta’s financial results are a significant portion of the Company’s revenue, this fluctuation could impact the Company’s financial results. Many of these factors are outside of our control. These factors include:

•	fluctuations in demand for Gupta’s products, upgrades to Gupta’s products, or services;

•	fluctuations in the demand for and deployment of client/server applications in which Gupta’s SQLBase products are designed to be embedded;

•	fluctuations in demand for Gupta’s products due to the potential deteriorating economic conditions of Gupta’s customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by Gupta’s competitors;

•	acquisitions or mergers involving Gupta’s competitors or customers;

•	impact of changes to Gupta’s product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by Gupta’s distributors or other customers;

•	a reduction in the number of independent software vendors, or ISVs, who embed Gupta’s products or value-added resellers, or VARs, who sell and deploy Gupta’s products;

•	changes in the mix of domestic and international sales;

•	impact of changes to Gupta’s geographic investment levels and business models;

•	gains or losses associated with discontinued operations; and

•	changes in Gupta’s business plan or strategy.

Gupta’s revenue growth and profitability depend on the overall demand for Gupta’s products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on Gupta’s ability to sell its products and services is uncertain. A softening of demand for Gupta’s products and services caused by weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions.

Significant portions of Gupta’s expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if Gupta’s revenues are below expectations, Gupta’s operating results are likely to be adversely and disproportionately affected. In addition, Gupta may change its prices, modify its distribution strategy and policies, accelerate its investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit Gupta’s ability to adjust spending in response to revenue fluctuations.

Seasonality May Contribute to Fluctuations in Gupta’s Quarterly Operating Results

Gupta’s business has experienced seasonal customer buying patterns. In recent years, Gupta has generally experienced relatively weaker demand in the quarters ending June 30 and September 30. We believe that this pattern may continue.

Gupta Currently Operates Without a Backlog

Gupta generally operates with virtually no order backlog because Gupta’s software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter.

Our Efforts to Develop and Maintain Brand Awareness of Gupta Products May Not be Successful

Brand awareness is important given competition in the general database and application development tools market. We are aware of other companies that use the “Gupta” name or Gupta product names in order to promote their competing products and services, including but not limited to services to port Gupta’s customers’ applications to other database’s and/or programming languages or development suites. We expect that it may be difficult or impossible to prevent third-party usage of the Gupta name and products names and variations of these names for competing goods and services. Competitors or others who use marks similar to Gupta brand names may cause confusion among actual and potential customers, which could prevent Gupta from achieving significant brand recognition. If we fail to promote and maintain the Gupta brand or incur significant related expenses, Gupta’s business, operating results and financial condition could be materially adversely affected.

Gupta must succeed in the Cross Platform Application Development Market if it is to Realize the Expected Benefits of its Linux Development

Gupta’s long-term strategic plan depends upon the successful development and introduction of products and solutions that address the needs of cross platform development of applications targeting both Microsoft Windows and Linux operating systems. In order for Gupta to succeed in these markets, it must implement strategies and products to ensure single-source code line compatibility on both platforms and provide a Web services model that is capable of consuming both J2EE and .Net Web services consistently on both the Microsoft Windows and Linux platforms. This will require focusing a significant portion of Gupta’s resources on product development.

The challenges involved include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market;

•	combining product offerings and support services quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new technologies;

•	demonstrating to Gupta customers the new technology will provide greater integration throughout the enterprise; and

•	creating key alliances.

In addition, Gupta’s success in these markets will depend on several factors, many of which are outside Gupta’s control including:

•	General adoption of Web services as the preferred method of integrating data and applications; and

•	Gupta’s ability to position itself as a premier provider of cross platform application development tools for integrating enterprise data and information.

If we are unable to succeed in this market, Gupta’s business may be harmed and we may be prevented from realizing the anticipated benefits of Gupta’s cross platform strategy.

Gupta May Face Problems in Connection With Contractual or Licensing Arrangements

Since January 2002, Gupta has been a party to an offshore development, consulting, and services agreement with Offshore Digital Services Inc., DBA Sonata, an outsourcing company based in Bangalore, India. Pursuant to the agreement, Sonata provides quality assurance testing and certain enhancements to Gupta’s products. Gupta’s product development plans are dependent on maintaining similar arrangements in the future. There is no assurance that such contractual arrangements will continue to be available on economically beneficial terms.

In September 2004, Gupta licensed technology from and entered into a services agreement with CodeWeavers, Inc., a software development company based in Minnesota that provides services pertaining to the open source software project known as The Wine Project. The licensed technology and services enable Gupta’s

Team Developer and Report Builder software products to run on Linux under CodeWeavers’ CrossOver software. Gupta’s enhanced products, Team Developer and Report Builder were launched in January 2005. We cannot be certain that the market acceptance or demand for these new products will meet our expectations.

In December 2004, Gupta licensed technology from Trolltech, Inc., a software development company based in California that provides a proprietary application development framework. Gupta is using the Qt product for the purpose of designing, developing, testing and deployment of Gupta’s Team Developer family of software products which includes (i) Team Developer IDE, (ii) Report Builder, and (iii) Web Application Server (“TD Product Suite”). The licensed technology and services enable Gupta’s TD Product Suite products to support UNICODE and provide a number of new and updated graphical user interface objects. We cannot be certain that the market acceptance or demand for these new products will meet our expectations.

Gupta May Face Problems in Connection With Product Line Expansion

In the future, Gupta may acquire, license or develop additional products. Future product line expansion may require Gupta to modify or expand its business. If Gupta is unable to fully integrate new products with its existing operations, Gupta may not receive the intended benefits of such product line expansion.

A Small Number of Distributors Account For a Significant Percentage of Gupta’s Billings

The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect Gupta’s business, operating results and financial condition. Many of Gupta’s ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of Gupta’s revenues. One of Gupta’s distributors, accounted for 22% of Gupta’s revenue for the years ended June 30, 2005 and 2004. The same distributor accounted for 23% of Gupta’s accounts receivable at June 30, 2005. The loss of this Gupta distributor, unless it was offset by the attraction of sufficient new customers, could have a material adverse impact on the business of Gupta, and therefore, the business of the Company as a whole. Gupta expects it will continue to depend on a limited number of distributors for a significant portion of its revenues in future periods and the loss of a significant distributor could have a material adverse impact on Gupta. Gupta’s distributors have not agreed to any minimum order requirements.

Gupta Depends on an Indirect Sales Channel

Gupta’s failure to grow its indirect sales channel or the loss of a significant number of members of its indirect channel partners would have a material adverse effect on Gupta’s business, financial condition and operating results. Gupta derives a substantial portion of its revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, systems integrators, consultants and distributors. Gupta’s sales channel could be adversely affected by a number of factors including:

•	the emergence of a new platform resulting in the failure of independent software vendors to develop and the failure of value-added resellers to sell Gupta’s products based on Gupta’s supported platforms;

•	pressures placed on the sales channel to sell competing products;

•	Gupta’s failure to adequately support the sales channel;

•	consolidation of certain of Gupta’s indirect channel partners;

•	competing product lines offered by certain of Gupta’s indirect channel partners; and

•	business model or licensing model changes of Gupta’s channel partners or their competitors.

We cannot be certain Gupta will be able to continue to attract additional indirect channel partners or retain its current channel partners. In addition, we cannot be certain that Gupta’s competitors will not attempt to recruit certain of Gupta’s current or future channel partners. This may have an adverse effect on Gupta’s ability to attract and retain channel partners.

Gupta May Not Be Able to Develop Strategic Relationships

Gupta’s current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on Gupta’s business, operating results and financial condition. From time to time, Gupta has collaborated with other companies in areas such as product development, marketing, distribution and implementation. However, many of Gupta’s current and potential strategic relationships are with either actual or potential competitors. In addition, many of Gupta’s current relationships are informal or, if written, terminable with little or no notice.

Gupta Depends on Third-Party Technology in Its Products

Gupta relies upon certain software that it licenses from third parties, including software integrated with Gupta’s internally developed software and used in Gupta’s products to perform key functions. These third-party software licenses may not continue to be available to Gupta on commercially reasonable terms. In addition, some of Gupta’s software components have been licensed from the open source community. The loss of, or inability to maintain or obtain any of these software licenses, could result in shipment delays or reductions until Gupta develops, identifies, licenses and integrates equivalent software. Any delay in product development or shipment could damage Gupta’s business, operating results and financial condition.

We May be Unable to Protect Gupta’s Intellectual Property and Proprietary Rights

Gupta’s success depends to a significant degree upon our ability to protect Gupta’s software and other proprietary technology. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect Gupta’s proprietary rights. However, these measures afford us only limited protection. Furthermore, Gupta uses third-party service providers in India for some of its development and the laws of India do not protect proprietary rights to the same extent as the laws of the United States. In addition, Gupta relies in part on “shrink wrap” and “click wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Therefore, our efforts to protect Gupta’s intellectual property may not be adequate. We cannot be certain that others will not develop technologies that are similar or superior to Gupta’s technology or design around the copyrights and trade secrets owned by Gupta. Unauthorized parties may attempt to copy aspects of Gupta’s products or to obtain and use information we regard as proprietary. Although we believe software piracy may be a problem, we are unable to determine the extent to which piracy of Gupta’s software products occurs. In addition, portions of Gupta’s source code are developed in foreign countries with laws that do not protect our proprietary rights to the same extent as the laws of the United States.

We may be subjected to claims of intellectual property infringement by third parties as the number of products and competitors in Gupta’s industry segment continues to grow and the functionality of products in different industry segments increasingly overlaps. Additionally, the fact that some of Gupta’s software components have been licensed from the open source community may expose us to increased risk of infringement claims by third parties. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, divert management attention and resources, cause product shipment delays or the loss or deferral of sales or require Gupta to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of intellectual property infringement against Gupta, should we fail or be unable to either license the technology or similar technology or develop alternative technology on a timely basis, Gupta’s business, operating results and financial condition could be materially adversely affected.

Gupta Must Adapt to Rapid Technological Change

Gupta’s future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for Gupta’s products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result of the complexities inherent in client/server and Web computing environments and in data and application integration solutions, new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the installation or implementation of such new releases could have a material adverse effect on Gupta’s business, operating results and financial condition. Gupta has experienced delays in the past in the release of new products and new product enhancements. Gupta may not be successful in:

•	developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

•	avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

•	achieving market acceptance for its new products and product enhancements.

Gupta’s Software May Contain Errors or Defects

Errors or defects in Gupta’s products may result in loss of revenues or delay in market acceptance, and could materially adversely affect Gupta’s business, operating results and financial condition. Software products such as Gupta’s may contain errors, sometimes called “bugs,” particularly when first introduced or when new versions or enhancements are released. From time to time, Gupta discovers software errors in certain of its new products after their introduction. Despite testing, current versions, new versions or enhancements of Gupta’s products may still have errors after commencement of commercial shipments. Product errors can put us at a competitive disadvantage and can be costly and time-consuming to correct.

Gupta May Become Subject to Product or Professional Services Liability Claims

A product or professional services liability claim, whether or not successful, could damage Gupta’s reputation and business, operating results and financial condition. Gupta’s license and service agreements with its customers typically contain provisions designed to limit Gupta’s exposure to potential product or service liability claims. However, these contract provisions may not preclude all potential claims. Product or professional services liability claims could require us to spend significant time and money in litigation or to pay significant damages.

Gupta Competes with Microsoft while Simultaneously Supporting Microsoft Technologies

Gupta currently competes with Microsoft in the market for application development tools and data management products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than Gupta. As a result, Gupta may not be able to compete effectively with Microsoft now or in the future, and Gupta’s business, operating results and financial condition may be materially adversely affected.

We expect that Microsoft’s commitment to and presence in the application development and data management products market will substantially increase competitive pressures. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. We believe that Microsoft will also continue to enhance its SQL Server database technology and that Microsoft will continue to invest in various sales and marketing programs involving certain of Gupta’s channel partners.

We believe Gupta must maintain a working relationship with Microsoft to achieve success. Many of Gupta’s customers use Microsoft-based operating platforms. Thus it is critical to Gupta’s success that Gupta’s products be closely integrated with Microsoft technologies. Notwithstanding Gupta’s historical and current support of Microsoft platforms, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with Gupta’s technology.

Gupta Faces Significant Competition From Other Companies

Gupta encounters competition for its embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM, Progress, Pervasive Software, and Borland. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with Gupta’s products. There is also competitive pressures for application development tools from Microsoft Visual Studio, SYBASE PowerBuilder and Borland Delphi and Kylix. And, because there are relatively low barriers to entry in the software market, Gupta may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies.

Open-source software, which is an emerging trend in the software marketplace, may impact Gupta’s business as interest, demand and use increases in the database segment and poses a challenge to Gupta’s business model, including recent efforts by proponents of open-source software to convince governments worldwide to mandate the use of open-source software in their purchase and deployments of software products. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. Because the present demand for open-source database software is largely concentrated in major corporations, Gupta’s embedded database business has not been adversely affected to date. However, it is likely that increased adoption of Linux will drive heightened interest in other more mature software categories such as database and certain business applications. To the extent competing open-source software products gain increasing market acceptance, sales of Gupta’s products may decline, Gupta may have to reduce prices it charges for its products, and Gupta’s revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on Gupta’s database business.

Application service providers (ASPs) may enter Gupta’s market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Gupta’s competitors may be more successful than it is in adopting these revenue models and capturing related market share.

In addition, Gupta competes or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with Gupta’s solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of Gupta’s products or those of its competitors.

Most of Gupta’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, Gupta’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL, or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit Gupta’s ability to sell its products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in Gupta’s current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect Gupta’s business. We cannot be certain Gupta will be able to compete successfully against current and future competitors or that the competitive pressures Gupta faces will not materially adversely affect Gupta’s business, operating results and financial condition.

Gupta is Susceptible to a Shift in the Market for Client/Server Applications toward Server based thin client or Web-Based Applications

Gupta has derived substantially all of its historical application development tool and embedded database product revenues from the use of its products in client/server applications. Gupta expects to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to server based solutions using Citrix or similar technology or, Web-based applications. If so, this shift could occur before Gupta’s product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that Gupta’s existing client/server developers will migrate to Web-based applications and continue to use Gupta’s products or that other developers of Web-based applications would select Gupta’s data management products. Further, this shift could result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on Gupta’s business, operating results and financial condition.

Gupta Depends on International Sales and Operations

We anticipate that for the foreseeable future Gupta will derive a significant portion of its revenues from sources outside North America. In the year ended June 30, 2005, Gupta derived 61% of its revenues outside North America. Gupta’s international operations are generally subject to a number of risks. These risks include:

•	foreign laws and business practices favoring local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	greater difficulty or delay in collecting payments from customers;

•	difficulties in staffing and managing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	increased tax rates in certain foreign countries;

•	difficulties with financial reporting in foreign countries;

•	quality control of certain development, translation or localization activities; and

•	political and economic instability.

Gupta may expand or modify its operations internationally. Despite Gupta’s efforts, it may not be able to expand or modify its operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect Gupta’s business, operating results and financial condition. Even if Gupta successfully expands or modifies its international operations, Gupta may be unable to maintain or increase international market demand for its products.

We expect Gupta’s international operations will continue to place financial and administrative demands on us, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners, and treasury functions to manage foreign currency risks and collections.

Fluctuations in the Relative Value of Foreign Currencies Can Affect Gupta’s Business

To date, the majority of Gupta’s transactions have been denominated in U.S. dollars. The majority of Gupta’s international operating expenses and substantially all of its international sales have been denominated in currencies other than the U.S. dollar. Therefore, Gupta’s operating results may be adversely affected by changes in the value of the U.S. dollar. Certain of Gupta’s international sales are denominated in U.S. dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where Gupta sells products denominated in U.S. dollars will increase the relative cost of Gupta’s products and could negatively impact its sales in those countries. To the extent Gupta’s international operations expand or are modified, our exposure to exchange rate fluctuations may increase. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on Gupta’s business, results of operations or financial condition in future periods.

Gupta Must Continue to Hire and Retain Skilled Personnel

Gupta’s success depends in large part on its ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. Gupta’s efforts to attract and retain highly skilled employees could be harmed by its past or any future workforce reductions. Gupta’s failure to attract and retain the highly trained technical personnel who are essential to its product development, marketing, service and support teams may limit the rate at which Gupta can generate revenue and develop new products or product enhancements. This could have a material adverse effect on Gupta’s business, operating results and financial condition.

ITEM 2.	PROPERTIES.

The principal executive offices of the Company are located at 200 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830. The Company has a four-year lease on its current office space. The property has a general-purpose use for sales and administration, and the Company believes it will be sufficient for our needs for the foreseeable future.

The Company’s wholly-owned subsidiary, Gupta, leases 6,319 square feet of office space at its headquarters in Redwood Shores, California, and 5,349 square feet of office space in Munich, Germany. Gupta additionally leases small sales offices in Paris and London.

ITEM 3.	LEGAL PROCEEDINGS.

On May 6, 2005, the Company received notice of a demand for arbitration before the American Arbitration Association from attorneys representing Michael Liss, a former employee of the Company who had the title Chief Operating Officer. Mr. Liss disputes the circumstances surrounding the termination of his employment and claims that he is entitled to severance benefits, other compensation and damages totaling approximately $187,000 in addition to attorneys’ fees and statutory damages. The Company believes that Mr. Liss’s claim is without merit and intends to vigorously defend itself.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock, par value $.00001 per share, is quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “WARP”.

The following table sets forth the range of high and low closing bid prices for the Company’s common stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

		Bid Price
Fiscal Year	Quarter Ended	Low	High
2004	September 30, 2003	15.00	40.00
	December 31, 2003	17.00	29.00
	March 31, 2004	17.00	31.00
	June 30, 2004	6.00	18.00

2005	September 30, 2004	3.00	8.00
	December 31, 2004	1.50	5.00
	March 31, 2005	1.51	5.00
	June 30, 2005	1.60	4.00

As of September 21, 2005, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company’s common stock were $1.40 and $1.51 respectively.

Holders

As of June 30, 2005 the Company’s financial statements show 3,110,800 shares of common stock outstanding.

At September 27, 2005, there were approximately 400 common stockholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except as provided under the rights and preferences of the Company’s Series C Preferred Stock (the “Series C Stock”) which restrict, the payment of any dividend with respect to the common stock without paying dividends on the Series C Stock, and which provide for a preference in the payment of the dividends on the Series C Stock requiring such dividends to be paid before any dividend or distribution is made to the common stockholders. Dividends on the preferred stock accrue at the rate of 6% of the stated value of the preferred stock per annum, and are payable in cash or in shares of common stock at the time of conversion of the preferred stock. In addition, dividends may not be paid so as to render us insolvent.

Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth as of June 30, 2005, certain information regarding the securities authorized for issuance under the 2002 Stock Incentive Plan, which is the sole equity compensation plan of the Company as of June 30, 2005.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	628,453	$6.84	148,158

Total	628,453	$6.84	148,158

In November 2002, the Company’s Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. So that the appropriate incentive can be provided, the 2002 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards and Stock Bonuses, or a combination of the foregoing. A total of 776,611 Shares have been reserved for issuance pursuant to the 2002 Plan plus Shares that are subject to: (a) issuance upon exercise of an option but cease to be subject to such option for any reason other than exercise of such option; (b) an award granted under the 2002 Plan but forfeited or repurchased by the Company at the original issue price; and (c) an Award that otherwise terminates without Shares being issued. The 2002 Plan is administered by the Board of Directors. The Board of Directors may at any time terminate or amend the 2002 Plan in any respect, including without limitation amendment of any form of award agreement or instrument to be executed pursuant to the 2002 Plan; provided, however, that the Board of Directors will not, without the approval of the stockholders of the Company, amend the 2002 Plan in any manner that requires stockholder approval. Unless earlier terminated as provided under the 2002 Plan, the 2002 Plan will terminate November 2012. As of June 30, 2005, there were outstanding options to purchase 628,453 shares and 148,158 shares available for award under the 2002 Plan.

Recent Sales of Unregistered Securities

None.

Section 15(g) of the Exchange Act

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated there under, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors.

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

The Company’s common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder’s ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to financial statements, which are included in this report.

Results of Operations

Twelve months ended June 30, 2005 vs. 2004

During the twelve months ending June 30, 2005, the Company recognized approximately $5,124,000 of revenues, compared to $882,000 for the twelve months ended June 30, 2004. The increase in revenue was due primarily to the acquisition of Gupta, which accounted for approximately $4,781,000 of the fiscal 2005 revenues.

Cost of sales for the twelve months ended June 30, 2005 was approximately $548,000, as compared to $425,000 for the same period in 2004. The increase in cost of revenue is directly related to the increase in revenues. In addition, for the twelve months ended June 30, 2004, the cost of sales included a write-off of approximately $238,000 of obsolete and damaged WARP 2063 servers.

Product development expenses were approximately $1,589,099 and $812,000 for the twelve months ended June 30, 2005 and June 30, 2004, respectively. The increase in product development expenses was due to the acquisition of Gupta, which accounted for approximately $1,397,000 of the 2005 product development expense.

Sales, marketing and business development expenses were approximately $3,652,000 and $2,310,000 for the twelve months ended June 30, 2005 and June 30, 2004, respectively. The increase in sales, marketing and business development expenses was due to the acquisition of Gupta, which accounted for approximately $2,171,000 of the 2005 sales and marketing expense.

General and administrative expense was approximately $4,989,000 and $8,468,000 for the twelve months ended June 30, 2005 and June 30, 2004 respectively. The decrease of $3,479,000 in general and administrative expense was due primarily to a decrease in non-cash compensation of $4,464,000, which was off set by increased cost due to the acquisition of Gupta.

Goodwill and intangible assets impairment for the period ending June 30, 2005 was $3,956,211 compared to none for the period ending June 30, 2004. In 2005, the Company determined that the carrying value of the goodwill and intangible assets for Spider was in excess of the amount of anticipated revenue related to the products. The total value of the goodwill related to the Spider acquisition was accordingly written off.

Net Operating Loss Carryforwards

The Company has a U.S. Federal net operating loss carry forward of approximately $33,023,000 as of June 30, 2005, which may be used to reduce taxable income in future years through the year 2025. The deferred tax asset primarily resulting from net operating losses was approximately $13,170,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The Company has foreign subsidiaries based in the United Kingdom, Canada and Germany and is responsible for paying certain foreign income taxes. As a result, there is an income tax provision of $97,945 and $0 for the years ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of June 30, 2005 the Company had approximately $1.5 million in cash and cash equivalents.

The Company’s future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company’s ability to maintain its current customers and successfully market its products. Management believes that with the $1.5 million and cash flows from its Gupta and Kenosia subsidiaries the Company has sufficient capital for the next year.

For the years ended June 30, 2005 and 2004 the Company used approximately $3.4 and $4.8 million, respectively to fund its operations. The cash in 2005 and 2004 was used primarily to fund operating losses.

In 2005 the Company used approximately $15.8 million for investing activities. The Company paid approximately $15 million in cash for the acquisition of Gupta and deposited approximately $.8 million for the Kenosia acquisition.

In 2005 the Company raised approximately $20.8 million, of which $12.2 million was from the sale of preferred stock, $2.5 million from issuance of subordinated notes and $6.1 million from the issuance of senior notes.

For the fiscal year ending June 30, 2006, the Company anticipates spending approximately $3.5 million on research and development.

Subsequent Events

Acquisition of Kenosia

On July 6, 2005 the Company purchased all of the stock of Kenosia Corporation from Bristol Technology, Inc. for an aggregate purchase price of $1,800,000 ,subject to certain adjustments. At the Closing, $800,000 of the Purchase Price was paid in cash with the remainder of the Purchase Price to be paid in two equal payments of $500,000 each, in cash. The first payment was made on September 1, 2005 and the second one is due January 31, 2006.

Credit Agreement

On August 2, 2005, the Company entered a Credit Agreement (the “Credit Agreement”), with Fortress Credit Corp. as original lender (together with any additional lenders, the “Lenders”), and Fortress Credit Corp. as Agent (the “Agent”). In addition, the Company entered into a $10,000,000 Promissory Note (the “Note”) with the Lenders, an Intercreditor Agreement with the Lenders, the Agent and certain subordinated lenders (the “Intercreditor Agreement”), a Security Agreement with the Agent (the “Security Agreement”), Pledge Agreements with the Lender (the “Pledge Agreements”), and a Warrant Agreement with the Agent (the “Warrant Agreement”).

Collectively the Credit Agreement, such other agreements and the subsidiary security agreements referenced below are referred to as the “Financing Documents”.

The Credit Agreement and the other Financing Documents have the following material terms:

•	Subject to the terms and conditions of the Credit Agreement, the Lenders agreed to make available to the Company a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000.

•	The maximum amount of loans under Tranche A of the credit facility is $10,000,000. The purpose of amounts borrowed under Tranche A is to refinance certain of the Company’s existing debt and to pay certain costs and expenses incurred in connection with the closing under the Credit Agreement.

•	The maximum amount of loans under Tranche B of the credit facility is $15,000,000. Amounts borrowed under Tranche B may be used only to partially fund the acquisition by the Company of one or more companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For these purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized eighteen months after the closing date of the Credit Agreement, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing.

•	Prepayments of amounts due under the Loan then outstanding are due upon the receipt of insurance proceeds received due to damage or loss of collateral, to the extent such proceeds are not used to repair or replace the collateral.

•	Prepayments are also required to the extent that the Company sells an equity interest in a subsidiary to the extent such subsidiary was acquired with proceeds from an advance under the credit facility, and to the extent of the principal amount outstanding with respect to such advance.

•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”—which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties.

•	Initially, the financial covenants provide that the Company agreed not to permit (i) the Total Debt to EBITDA Ratio to exceed 2.9 to 1; (ii) the Cash Interest Coverage Ratio to fall below 3.5 to 1; (iii) the Fixed Charge Covenant Ratio to fall below 3.2 to 1, or (iv) the aggregate amount of capital expenditures by the Company and its subsidiaries during any twelve month period to exceed $300,000.

•	For these purposes, the Total Debt to EBITDA Ratio means the ratio of (a) the aggregate of the principal amounts due under the Company’s consolidated debt plus any prepayments thereunder, to (b) the aggregate EBITDA for the Company’s subsidiaries Gupta Technologies, LLC (including its subsidiaries) and Kenosia Corporation for the most recently ended period of four consecutive fiscal quarters (“Aggregate EBITDA”).

•	Further, EBITDA is defined to mean the earnings of the applicable company for the applicable period before taking into account any interest expense, before deducting for taxes on income or gains, before deducting for depreciation and amortization, before taking into account the effect of any exceptional or extraordinary item and certain other items.

•	The Cash Interest Coverage Ratio means the ratio of (a) the Aggregate EBITDA to (b) the Cash Interest Expense. Cash Interest Expense means the aggregate expenses for the Company and its subsidiaries paid in cash for the most recently ended period of four consecutive fiscal quarters for interest, prepayment penalties, and discount and acceptance fees related to the Company’s indebtedness.

•	Fixed Charge Covenant Ratio means the ratio of (a) Aggregate EBITDA to (b) Cash Interest Expense plus scheduled amortization for the most recently ended period of four consecutive fiscal quarters.

•	The Credit Agreement, Note and Financing Documents also contain usual and customary provisions regarding events of default. Upon the occurrence of an event of default, all amounts due under the facility may be declared immediately due and payable, and any failure by the Company, or its subsidiary guarantors, to pay such amounts could result in the Lenders and the Collateral Agent acting to foreclose on the assets of the Company and the subsidiaries, to take the stock or other equity interests in the subsidiaries, and to control the accounts of the Company and the subsidiaries, in order to pay such outstanding obligations.

•	All amounts under the Loan will become immediately due and payable in the event (i) the Company’s Chief Executive Officer, Ron Bienvenu, ceases to perform the management functions he currently performs for the Company or otherwise ceases to be involved in the day to day management of the Company and is not replaced within 90 days by a person satisfactory to the Agent (180 days if due to Mr. Bienvenu’s death), or (ii) Mr. Bienvenu, his immediate family members or any trust, trustee or other personal representative acting for the benefit of Mr. Bienvenu or his immediate family members, ceases to directly or indirectly own 90% of the issued and outstanding equity interests in the Company currently owned, directly or indirectly, by Mr. Bienvenu.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law, Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary, Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Pursuant to the Warrant Agreement, the holders of the warrants have tag-along rights if a member of the Management Group of the Company sells securities of the Company in a Disposition, as defined in the Warrant Agreement. Management Group is defined as Ron Bienvenu and his family.

•	Warrant holders also have rights to notice and cashless exercise in the event of a Merger Transaction, as defined in the Warrant Agreement.

•	Holders of at least 10% of the Registrable Common Stock then deemed outstanding have the right to demand up to three registrations of the warrant shares. Upon exercise by such holders of demand registration rights, the Company will be obligated to file a Registration Statement with the SEC within 90 days of notice of the demand. Holders also have piggyback registration rights in the event of a Company Registration Statement.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•

Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

Lease of Office Space for Principal Executive Offices

The Company entered into a Commercial Lease (the “Lease”) with 200 Railroad Avenue, LLC (the “Landlord”). The Lease is for approximately 1,800 square feet of office space (the “Premises”) located at 200 Railroad Avenue, Greenwich, Connecticut, 06830, where the Company has relocated its principal executive offices. The material terms of the Lease are as follows.

The term commenced on the effective date of the Lease, August 29, 2005 (the “Commencement Date”) and expires on August 14, 2009 (the “Expiration Date”). Under the Lease, the Company will pay an aggregate rent over the term of the Lease of Three Hundred Thirteen Thousand Three Hundred Sixty Two Dollars ($313,362) (“Rent”). Rent is payable in equal monthly installments on the first day of each month during the Lease term. The annual rent for the period from the Commencement Date through August 14, 2006 is $73,800, with a monthly payment of $6,150. The annual rent for the second year of the Lease, from August 15, 2006 through August 14, 2007, is $76,752, with a monthly payment of $6,393. The annual rent for the third year of the Lease, from August 15, 2007 through August 14, 2008, is $79,812, with a monthly payment of $6,651. The annual rent for the fourth year of the Lease, from August 15, 2008 through August 14, 2009, is $82,998, with a monthly payment of $6,916.50. The Company is also responsible to pay the Landlord for certain utilities in the amount of $300 per month.

Agreements to Acquire Five Software Companies

On September 12, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Platinum Equity, LLC (the “David/ProfitKey Seller”), EnergyTRACS Acquisition Corp. (the “Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with the David/ProfitKey Seller and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC (the “Acquisition”). Under the terms of the Purchase Agreement, the David/ProfitKey Seller shall sell, assign and deliver 100% of the common stock, no par value per share of the David Corporation, a California Corporation (the “David Stock”) and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company (the “ProfitKey Membership Interest”), the Foresight Seller shall sell, assign and deliver 100% of the common stock, par value $0.01 per share of the Forsight Software, Inc., a Delaware corporation (the “Foresight Stock”) and the Process Seller shall sell, assign and deliver a 100% membership interest in Process Software, LLC, a Delaware limited liability company (the “Process Membership Interest”) to the Company in exchange for the payment of an aggregate of Twelve Million Dollars ($12,000,000) in cash.

Platinum Equity, LLC is a Seller under the Purchase Agreement. An affiliate of Platinum Equity, Gupta Holdings, LLC, owns 2,020,000 shares of Series C Preferred Stock of the Company, which is convertible into 2,020,000 shares of Common Stock of the Company, and warrants to acquire 2,312,336 shares of Common Stock. On an as converted basis, the shares of Series C Preferred Stock held by Gupta Holdings, LLC would represent approximately 10% of the then outstanding shares of Common Stock of the Company.

Under the Purchase Agreement, the Sellers made certain customary representations and warranties to the Company concerning the acquired companies and the Company made certain customary representations and warranties to the Sellers. The Purchase Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits contained in the Purchase Agreement and provided further that neither party shall be liable for damages in excess of certain limits contained in the Purchase Agreement, other than for specified breaches of covenants by each Seller.

The Acquisition is scheduled to close on September 30, 2005, subject to customary conditions precedent including accuracy of representations and warranties at the closing date, satisfaction of all closing conditions and simultaneous closing of the Tesseract Merger Agreement described below. The Company expects to raise the funds to close the Acquisition and the Merger described below from lenders under its existing Credit Agreement, and from equity investors. The Company’s management is confident that sufficient funds will be raised to finance these transactions. However, this can not be assured. Failure to obtain the expected financing could prevent the Company from closing the Acquisition and the Merger described below and could have a material adverse effect on the Company.

On September 12, 2005, the Company entered into a Merger Agreement (the “Merger Agreement”) with TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Seller”). Under the terms of the Merger Agreement, Tesseract shall be merged with and into the Merger Sub (the “Merger”) and shall survive as a wholly-owned subsidiary of the Company. The aggregate consideration payable pursuant to the Merger to Seller as the holder of 100% of the common stock, par value $0.01 per share of Tesseract (the “Stock”) shall consist of (a) $5,500,000 in cash payable at the closing of the Merger, (b) that number of shares of Series D Preferred Stock as shall be obtained by dividing $6,750,000 by a divisor to be agreed upon by the Company and Seller, and (c) a promissory note in the original principal amount of $1,750,000, delivered at closing and payable no later than March 31, 2006. The number of shares and terms of the Series D Preferred Stock have not yet been agreed upon.

In connection with the issuance of Series D Preferred Stock to Tesseract, the Company has agreed to enter into a Registration Rights Agreement pursuant to which the Company agrees to register the common stock issuable upon conversion of the Series D Preferred Stock. This agreement will be in a form to be agreed upon by the Company and the Seller.

Gupta Holdings, LLC, an affiliate of the Seller, owns 2,020,000 shares of Series C Preferred Stock of the Company, which is convertible into 2,020,000 shares of Common Stock of the Company, and warrants to acquire 2,312,336 shares of Common Stock. On an as converted basis prior to the consummation of Merger, the shares of Series C Preferred Stock held by Gupta Holdings, LLC would represent approximately 10% of the then outstanding shares of Common Stock of the Company.

Under the Merger Agreement, the Seller made certain customary representations and warranties to the Company concerning the acquired companies and the Company made certain customary representations and warranties to the Seller. The Merger Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits, other than for breaches by the Seller of representations relating to authority to enter into the agreement, capitalization, subsidiaries and taxes.

The Merger is scheduled to close on September 30, 2005, subject to customary conditions precedent including accuracy of representations and warranties at the closing date, satisfaction of all closing conditions and simultaneous closing of the Purchase Agreement described above. The Company expects to raise the funds to close the Merger and the Acquisition described above from lenders under its existing Credit Agreement, and from equity investors. The Company’s management is confident that sufficient funds will be raised to finance these transactions. However, this can not be assured. Failure to obtain the expected financing could prevent the Company from closing the Merger and the Acquisition described above and could have a material adverse effect on the Company.

Promissory Note and Warrant

On September 20, 2005, the Company entered into a Promissory Note (the “Note”) in the principal amount of Five Hundred Thousand Dollars ($500,000) payable to the order of DCI Master LDC or its affiliates. Interest accrues under the Note at the rate of ten percent (10%) per annum. The principal amount of the Note, together with accrued interest, is due and payable 90 days after the date it was entered into, December 19, 2005, unless the Note is converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined.

Also on September 20, 2005, the Company issued to DCI Master LDC a Warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrant was issued in connection with the Note described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the accounting policies below as the policies critical to the Company’s business operations and the understanding of the Company’s results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of Gupta’s consolidated financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

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

Software license revenues are recognized upon receipt of a purchase order and delivery of software, provided that the license fee is fixed or determinable; no significant production, modification, or customization of the software is required; and collection is considered probable by management. For licensing of Gupta’s software through its indirect sales channel, revenue is recognized when the distributor sells the software to its end-users, including value-added resellers. For licensing of software to independent software vendors, revenue is recognized upon shipment to the independent software vendors.

Service revenue for maintenance contracts is deferred and recognized ratably over the term of the agreement. Revenue from training and other consulting services is recognized as the related services are performed.

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release has been insignificant.

Intangible assets and Goodwill.

Intangible assets are primarily comprised of customer relationships, developed technology, trade names and contracts. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. As of June 30, 2005 the Company determined that the goodwill related to the acquisition of Spider Software was impaired and wrote of $3,893,294 relating to the goodwill of Spider Software. All other intangibles are being amortized over their estimated useful life of three to ten years.

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net loss and loss per share would have been reduced to amounts disclosed in Note 2 to the financial statements under caption “Summary of Significant Accounting Policies—Stock Based Compensation”.

ITEM 7.	FINANCIAL STATEMENTS.

The financial statements and related notes responsive to this Item 7, together with the report of the Independent Registered Public Accounting Firm, are included as an appendix to this report as indexed on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s principal executive officer, and Jeff Bailey, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Bailey have each concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There were no changes in our internal control over financial reporting identified in management’s evaluation during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEMS	9, 10, 11, 12, and 14.

The information required by Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB is incorporated by reference from the information contained in the 2005 Proxy Statement to be filed on or about October 7, 2005.

ITEM 13.	EXHIBITS

Exhibit No.		Description of Exhibit

3.1	(1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2	(1)	Bylaws of WARP Technology Holdings, Inc.

3.3	(2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4	(6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6	(7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7	(7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8	(10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9	(12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10	(16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11	(17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

4.1	(1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2	(13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3	(14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4	(14)	Form of Senior Secured Promissory Note.

4.5	(14)	Form of Initial Warrant and Additional Warrant

4.6	(14)	Form of Subordinated Secured Promissory Note

4.7	(14)	Form of Warrant

4.8	(14)	Form of Convertible Promissory Note

4.9	(19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10	(20)	Form of Promissory Note

4.11	(20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

Exhibit No.		Description of Exhibit

10.1	(10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3	(3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4	(3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5	(3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6	(3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7	(4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8	(5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9	(5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10	(5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11	(5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12	(6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13	(8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14	(8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15	(9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16	(10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17	(10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18	(11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20	(11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22	(11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24	(11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26	(11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

Exhibit No.		Description of Exhibit

10.27	(11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30	(13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31	(13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32	(13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33	(14)	Amendment No. 2 to Extension Agreement by and between the Company and Gupta Holdings, LLC.

10.34	(14)	Amendment No. 3 to Extension Agreement by and between the Company and Gupta Holdings, LLC

10.35	(14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC

10.36	(14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between the Company and the Investors as identified therein.

10.37	(14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.

10.38	(14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.39	(14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.40	(14)	Senior Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.41	(14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.42	(14)	Senior Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.43	(14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.44	(14)	Senior Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.45	(14)	Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.46	(14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.47	(14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

Exhibit No.		Description of Exhibit

10.48	(14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.49	(14)	Subordinated Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.50	(14)	Intercreditor and Subordination Agreement dated as of January 31, 2005, by and among: the Subordinated Noteholders, the Senior Noteholders, the Company, Warp Solutions, Inc., Gupta Technologies, LLC, and the Collateral Agent (as such terms are defined therein).

10.51	(14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52	(14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53	(15)	Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi.

10.54	(18)	Letter Agreement dated October 31, 2003 by and between Gupta Technologies, LLC and Jeffrey L. Bailey.

10.55	(18)	Letter Agreement dated August 4, 2004 by and between Gupta Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.

10.56	(18)	Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.

10.57	(18)	Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.

10.58	(18)	Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended January 1, 2005.

10.59	(18)	Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended October 1, 2004.

10.60	(18)	Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC.

10.61	(18)	OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta Technologies, LLC, as amended September 8, 1995, September 30, 1999, December 21, 1999, March 23, 2001, and December 31, 2004.

10.62	(18)	Service Agreement dated March 27, 2002 by and between Offshore Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.

10.63	(18)	Services Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.64	(18)	OEM Product Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.65	(18)	Qt Commercial License Agreement for Enterprise Edition dated as of December 15, 2004 by and between Trolltech Inc. and Gupta Technologies, LLC.

10.66	(18)	OEM License Agreement dated January 1, 2004 by and between Graphics Server Technologies, L.P. and Gupta Technologies, LLC.

Exhibit No.		Description of Exhibit

10.67	(18)	Shrinkwrap software license agreement with Data Techniques, Inc. for the ImageMan software product.

10.68	(18)	Shrinkwrap software license agreement with Rogue Wave Software Inc. for the Rogue Wave Stingray software product.

10.69	(18)	Lease Agreement dated July 19, 2001 by and between Westport Joint Venture and Gupta Technologies, LLC, together with amendments thereto.

10.70	(18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71	(19)	Pledge and Security Agreement by and among the Company, Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72	(20)	Credit Agreement dated August 2, 2005 between Warp Technologies, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73	(20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technologies Holdings, Inc., and Fortress Credit Corp.

10.74	(20)	Security Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.75	(20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.76	(20)	Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.77	(20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc, the Subsidiaries of Warp Technologies Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.78	(20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79	(20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80	(20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.81	(20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82	(20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83	(20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84	(21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85	(21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86	(22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87	(22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88	(23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

Exhibit No.		Description of Exhibit

10.89	(23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

21.1	(*)	Subsidiaries of the Company.

31.1	(*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	(*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	(*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K field on September 26, 2005.

(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2005

WARP TECHNOLOGY HOLDINGS INC

By:	/S/ RODNEY A. BIENVENU, JR.
Rodney A. Bienvenu, Jr., CEO, Chairman as Registrant’s duly authorized officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 28, 2005

/S/ RODNEY A. BIENVENU, JR.
Rodney A. Bienvenu, Jr. Chairman, Chief Executive Officer and Director

September 28, 2005

/S/ JEFF BAILEY
Jeff Bailey Chief Financial Officer

September 28, 2005

/S/ TAKESHI TANIGUCHI
Takeshi Taniguchi Principal Accounting Officer

September 28, 2005

/S/ JOHN A. BOEHMER
John A. Boehmer Director

September 28, 2005

/S/ DAVID M. HOWITT
David M. Howitt Director

September 28, 2005

/S/ MARK J. LOTKE
Mark J. Lotke Director

EXHIBIT INDEX

The following documents are filed herewith:

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of the Company.

31.1	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

WARP Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of WARP Technology Holdings, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WARP Technology Holdings, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mahoney Cohen & Company, CPA, P.C.

New York, New York

August 12, 2005, except for Note 21 paragraphs 29 through 33 which are

As of September 12, 2005 and paragraphs 34 and 35 which are as of September 20, 2005

WARP Technology Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2005	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,548,013	$115,491
Accounts receivable, net of allowance for doubtful accounts of $30,845 and $0 respectively	2,024,699	117,847
Prepaid expenses and other current assets	409,496	29,878

Total current assets	3,982,208	263,216
Property and equipment, net	223,025	36,312
Deferred financing costs, net	476,876
Intangible assets, net of accumulated amortization of $ 756,064 and $277,083	15,678,736	252,917
Goodwill	7,055,264	3,893,294
Investment and other assets	884,379

Total assets	$28,300,488	$4,445,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$872,433	$672,105
Accrued expenses	3,752,731	336,496
Deferred revenue	3,392,896	155,826
Deferred compensation		444,000
Due to ISIS	1,293,534	—

Total current liabilities	9,311,594	1,608,427
Subordinate note	2,317,710	—
Senior note	6,446,750	—
Other long term liabilities	43,275	—

Total liabilities	18,119,329	1,608,427
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	4
Cumulative convertible preferred stock, Series B; $.00001 par value; (2,915 shares issued and outstanding with liquidation value of $2,915,100 at June 30, 2004)	—	2,915,100
Shares to be issued, cumulative, convertible Preferred stock of Series B (393 shares June 30, 2004)	—	392,939
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 14,193,095 issued and outstanding (Liquidation value—$14,193,095) at June 30, 2005	14,193,095	—
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	212,897
Common stock, $.00001 par value; 150,000,000 shares authorized, 3,110,800 and 971,115 shares issued and outstanding, respectively	31	10
Additional paid-in capital	59,431,331	40,122,777
Deferred compensation	(970,711)	(891,833)
Accumulated other comprehensive loss	(105,262)	(4,990)
Accumulated deficit	(62,580,224)	(39,696,695)

Total stockholders’ equity	10,181,159	2,837,312

Total liabilities and stockholders’ equity	$28,300,488	$4,445,739

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Operations

	Year Ended June 30, 2005	Year Ended June 30, 2004
Revenue
Licenses	$2,986,752	$705,697
Services	2,137,170	176,424

Total revenues	5,123,922	882,121
Cost of revenue
Cost of licenses	151,051	340,267
Cost of services	396,490	85,067

Total cost of revenues	547,541	425,334

Gross Profit	4,576,381	456,787
Product development	1,589,099	811,725
Sales, marketing and business development	3,652,117	2,310,055
General and administrative (including non-cash compensation of $1,542,686 and $6,007,255, respectively)	4,988,765	8,468,385
Late filing penalty	1,033,500	—
Intangible impairment	62,917	—
Goodwill impairment	3,893,294	—

Loss before interest	(10,643,311)	(11,133,378)
Interest (expense) income	(4,631,683)	63,073

Net loss before income taxes	(15,274,994)	(11,070,305)
Income taxes	(97,945)	—

Net Loss	$(15,372,939)	$(11,070,305)

Computation of loss applicable to common shareholders
Net loss before beneficial conversion and preferred dividends	$(15,372,939)	$(11,070,305)
Beneficial conversion and preferred dividends	(7,510,590)	(1,623,046)

Loss attributable to common stockholders	$(22,883,529)	$(12,693,351)

Basic and diluted net loss per share attributable to common stockholders	$(11.97)	$(16.58)

Weighted-average number common shares—basic and diluted	1,912,033	765,510

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	CANADIAN CONVERTIBLE PREFERRED		CONVERTIBLE PREFERRED SERIES B-2		CONVERTIBLE PREFERRED SERIES B
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—JUNE 30, 2003	15,000	$15		$—		$—
Issuance of common stock to a Consultant
Conversion of Series A to Series B stock					976	975,940
Issuance of Series B shares and Warrants					3,706	3,705,780
Cost in connection with issuance
Warrant exchange program
Issuance of common stock
Cost in connection with issuance
Amortization of stock options
Forfeited stock options
Issuance of common stock to a Consultant
Issuance of common stock
Warrants issued to investors
Penalties on Series B stock					73	73,115
Dividends on Series B stock					60	60,000
Conversion of Series B stock					(1,900)	(1,899,735)
Shares issued to employees
Beneficial Conversion
Foreign currency
Canadian conversion of preferred stock	(10,736)	(11)
Net Loss for the year ended June 30, 2004

BALANCE—JUNE 30, 2004	4,264	4	—	—	2,915	2,915,100

Canadian conversion of preferred stock	(2,554)	(2)
Issuance of Series B-2 shares			1,600	1,600
Conversion of Series B-2 shares			(1,600)	(1,600)
Issuance cost
Accrued dividends on Series B Stock
Stock dividends on Series B stock
Beneficial conversion
Warrants issued to consultant
Options issued to Isis
Amortization of stock options
Forfeiture of stock options
Issuance of common stock relating to settlements
Settlements with Mr. Beller and Dr Milch					570	570,000
Mr. Bottazzi separation agreement
Conversion of Series B-2
Conversion of Series B					(3,485)	(3,485,100)
Conversion of Series C debt
Conversion of Bridge loan
Issuance of Series C shares
Issuance cost for Series C shares
Dividends on Series C stock
Warrants issued to note holders
Warrants issued to investment bankers
Warrants issued to consulting firm
Foreign currency
Net Loss for the year ended June 30, 2005

BALANCE—JUNE 30, 2005	1,710	$2	—	$—	—	$—

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	CONVERTIBLE PREFERRED SERIES C
	SHARES	AMOUNT	SHARES TO BE ISSUED AMOUNT	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	DEFERRED COMPENSATION
BALANCE—JUNE 30, 2003		$—	$—	672,626	$7	$37,659,644	$(7,911,000)
Issuance of common stock to a Consultant				50,000	1	949,999
Issuance of Series A stock and warrants, subsequently converted to Series B stock						(60,000)
Issuance of Series B shares and Warrants
Cost in connection with issuance						(368,258)
Warrant exchange program				44,373		658,858
Issuance of common stock				16,000	—	288,000
Cost in connection with issuance						(28,000)
Amortization of stock options							3,203,483
Forfeited stock options						(3,815,684)	3,815,684
Issuance of common stock to a Consultant				50,000	1	949,999
Issuance of common stock				1,302		24,411
Warrants issued to investors						285,193
Penalties on Series B stock			202,882
Dividends on Series B stock			190,057
Conversion of Series B stock				105,541	1	1,899,734
Shares issued to employees				20,537		305,881
Beneficial Conversion						1,372,989
Foreign Currency
Canadian conversion of preferred stock				10,736		11
Net Loss for the year ended June 30, 2004

BALANCE—JUNE 30, 2004			392,939	971,115	10	$40,122,777	(891,833)

Canadian conversion of preferred stock				2,555		2
Issuance of Series B-2 shares
Conversion of Series B-2 shares			(559,053)	827,874	8	2,159,045
Issuance cost						(50,000)
Accrued dividends on Series B Stock			166,114
Dividends on Series B stock						2,105,350

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	CONVERTIBLE PREFERRED SERIES C
	SHARES	AMOUNT	SHARES TO BE ISSUED AMOUNT	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	DEFERRED COMPENSATION
Beneficial conversion						5,026,230
Warrants issued to consultant						96,000
Options issued to Isis						1,052,919	(1,052,919)
Amortization of stock options							647,041
Forfeiture of stock options						(327,000)	327,000
Issuance of common stock relating to settlements				24,525		105,373
Settlements with Mr. Beller and Dr Milch						40,430
Mr. Bottazzi separation agreement	200,000	200,000				300,000
Conversion of Series B				1,284,731	13	3,485,087
Conversion of Series C debt	8,559,750	8,559,750
Conversion of Bridge loan	2,433,345	2,433,345
Issuance of Series C shares	3,000,000	3,000,000
Issuance cost for series C share						(180,000)
Dividends on Series C stock			212,897
Warrants issued to note holders						4,394,500
Warrants issued to investment bankers						1,023,907
Warrants issued to consulting firm						76,711
Foreign currency
Net Loss for the year ended June 30, 2005

BALANCE—JUNE 30, 2005	14,193,095	$14,193,095	$212,897	3,110,800	$31	$59,431,331	$(970,711)

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	ANNUAL COMPREHENSIVE INCOME (LOSS)		TOTALS
BALANCE—JUNE 30, 2003	$18,773	$(27,003,344)	$		$2,764,095
Issuance of common stock to a Consultant					950,000
Conversion of Series A to Series B stock					915,940
Issuance of Series B shares and Warrants					3,705,780
Cost in connection with issuance					(368,258)
Warrant exchange program					658,858
Issuance of common stock					288,000
Cost in connection with issuance					(28,000)
Amortization of stock options					3,203,483
Forfeited stock options					—
Issuance of common stock to a Consultant					950,000
Issuance of common stock					24,411
Warrants issued to investors					285,193
Penalties on Series B stock					275,997
Dividends on Series B stock		(250,057)			—
Conversion of Series B stock					—
Shares issued to employees					305,881
Beneficial Conversion		(1,372,989)			—
Foreign Currency	(23,763)			(23,763)	(23,763)
Canadian Conversion of Preferred Stock					—
Net Loss for the year ended June 30, 2004		(11,070,305)		(11,070,305)	(11,070,305)

BALANCE—JUNE 30, 2004	(4,990)	(39,696,695)		(11,094,068)	2,837,312

Canadian conversion of preferred stock
Issuance of Series B-2 shares					1,600,000
Conversion of Series B-2 shares					(50,000)
Issuance cost
Accrued dividends on Series B Stock		(166,114)
Dividends on Series B stock		(2,105,350)
Beneficial conversion		(5,026,230)
Warrants issued to consultants					96,000
Options issued to Isis
Amortization of stock options					647,041
Forfeiture of stock options
Issuance of common stock relating to settlements					105,373
Settlements with Mr. Beller and Dr Milch					610,430
Mr. Bottazzi separation agreement					500,000
Conversion of Series B-2
Conversion of Series B
Conversion of Series C debt					8,559,750

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	ANNUAL COMPREHENSIVE INCOME (LOSS)	TOTALS
Conversion of Bridge loan				2,433,345
Issuance of Series C shares				3,000,000
Issuance cost for series C shares				(180,000)
Dividends on Series C stock		(212,897)
Warrants issued to note holders				4,394,500
Warrants issued to investment bankers				1,023,907
Warrants issued to consulting firm				76,711
Foreign currency	(100,272)		(100,272)	(100,272)
Net Loss for the year ended June 30, 2005		(15,372,939)	(15,372,939)	(15,372,939)

BALANCE—JUNE 30, 2005	$(105,262)	$(62,580,224)	$(15,473,211)	$10,181,159

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30, 2005	Year Ended June 30, 2004
Operating activities
Net loss	$(15,372,939)	$(11,070,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991,717	241,017
Stock-based compensation, consulting and other fees	1,542,686	6,007,255
Non-cash interest expense	3,323,974	—
Goodwill and impairment charges	3,956,211	—
Changes in operating assets and liabilities net of effect of acquisition of business:
Accounts receivable	610,869	(105,398)
Inventory	—	207,000
Prepaid expenses and other	69,096	48,403
Accounts payable and accrued expenses	230,837	63,956
Deferred revenue	1,261,903	58,002
Deferred compensation payable	—	(250,000)

Net cash used in operating activities	(3,385,646)	(4,800,070)
Investing activities
Security deposits	—	28,115
Gupta acquisition net of cash acquired of $742,915	(15,007,085)	—
Kenosia acquisition deposit	(801,750)	—
Purchase of property and equipment	(40,610)	(3,179)

Net cash (used in) provided by investing activities	(15,849,445)	24,936
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	12,191,500	4,682,320
Repayment of bridge loan	—	(120,000)
Proceeds from subordinated notes	2,500,000	—
Proceeds from senior notes	6,075,000	—

Net cash provided by financing activities	20,766,500	4,562,320
Effect of exchange rate changes on cash	(98,887)	(31,759)

Net increase (decrease) in cash and cash equivalents	1,432,522	(244,573)
Cash and cash equivalents—beginning of year	115,491	360,064

Cash and cash equivalents—end of year	$1,548,013	$115,491

Supplemental disclosure of cash flow Information:
Income tax paid	$241,017	$2,546
Interest paid	$271,250	$—

Supplemental schedule of non-cash investing and financing activities:

For the year ended June 30, 2005, the Company recorded $212,897 in connection with Series C Convertible Preferred dividends.

In connection with the acquisition of Gupta in 2005, the Company issued $2,000,000 of Series C note, $1,500,000 of Subordinated note and $750,000 of Senior note to the Seller.

For the year ended June 30, 2005 and 2004, the Company recorded $166,114 and $392,939 for the issuance of approximately 166 and 393 shares of Series B Convertible Preferred Shares in connection with penalties and dividends due to preferred stockholders.

See accompanying notes to consolidated financial statements.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1.    Organization, Merger, Description of Business and Basis of Presentation

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the “Company”) is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

The Company is a holding company whose subsidiaries operate enterprise software and information technology businesses. In addition to holding its existing subsidiaries, the Company’s strategy is to pursue acquisitions of businesses which either complement the Company’s existing businesses or expand the segments in which the Company operates.

On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, “Gupta”). Gupta is now a wholly owned subsidiary of the Company, and Gupta’s wholly owned subsidiaries, Gupta Technologies GmbH, a German corporation, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies, S.A. de C.V., a Mexican company, have become indirect subsidiaries of the Company.

Gupta develops, markets and supports software products that enable software programmers to create enterprise class applications, operating on either the Microsoft Windows or Linux operating systems that are used in large and small businesses and governmental entities around the world. Gupta’s products include a popular database application and a well-known set of application development tools. The relational database product allows companies to manage data closer to the customer, where capturing and organizing information is becoming increasingly critical. This product is designed for applications being deployed in situations where there are little or no technical resources to support and administer databases or applications.

Gupta recently released its Linux product line. Compatible with its existing Microsoft Windows -based product line, the Linux line of products will enable developers to write one application to run in both Microsoft Windows and Linux operating systems.

Gupta has headquarters in California, and has regional office in Munich and sales offices in London and Paris.

Warp Solutions, a wholly owned subsidiary of the Company, produce a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiaries’ suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

On November 12, 2004, the Company filed a Current Report on Form 8-K which disclosed the Company’s one hundred for one (100:1) reverse stock split. The reverse split became effective on the opening of business on November 18, 2004 and is reflected in the financial statements for all periods presented.

6043577 Canada, Inc., a wholly-owned subsidiary of the Company, was established in January 2003 to acquire SpiderSoftware, Inc a Canadian Corporation. Effective January 13, 2003 the Company, through its wholly owned subsidiary 6043577 Canada, Inc acquired SpiderSoftware, Inc.

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WARP and its wholly-owned subsidiaries, (collectively the “Company”). All inter-company transactions and balances have been eliminated in consolidation.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the life of the underlying lease.

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition.

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

Software license revenues are recognized upon receipt of a purchase order and delivery of software, provided that the license fee is fixed or determinable; no significant production, modification, or customization of the software is required; and collection is considered probable by management. For licensing of Gupta’s software through its indirect sales channel, revenue is recognized when the distributor sells the software to its end-users, including value-added resellers. For licensing of software to independent software vendors, revenue is recognized upon shipment to the independent software vendors.

Service revenue for maintenance contracts is deferred and recognized ratably over the term of the agreement. Revenue from training and other consulting services is recognized as the related services are performed.

Cost of Revenue

Cost of revenue includes costs related to product and service revenue and amortization of acquired developed technology. Cost of product revenue includes material, packaging, shipping, and other production costs. Cost of service revenue includes salaries, benefits, and overhead costs associated with employees providing maintenance and technical support, training, and consulting services. Third-party consultant fees are also included in cost of service revenue.

Shipping and Handling Costs

Costs to ship products from the Company’s warehouse facilities to customers are recorded as a component of cost of revenues in the consolidated statement of income.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reclassification.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Intangible Assets and Goodwill

Intangible assets are primarily comprised of customer relationships, developed technology, trade names and contracts. Goodwill represents acquisition costs in excess of the net assets of businesses acquired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. As of June 30, 2005 the Company determined that the goodwill and intangible assets related to the acquisition of Spider Software were impaired and wrote off $3,956,211. Intangible assets, subject to amortization, are being amortized over their estimated useful lives of three to ten years.

Concentration of Risk

Cash

The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Accounts Receivable

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company performs on going credit evaluations of its customers and maintains allowances for potential credit issues. Historically, such loses have been within management’s expectations.

Product Development Costs

Product development costs incurred in the process of developing product improvements and enhancements or new products are charged to expense as incurred. Statement of Financial Accounting Standards (“SFAS”)

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release has been insignificant.

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

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchanges for assets and liabilities, and average rates of exchanges for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (losses) as a component of stockholders’ equity. Net gain and losses resulting from foreign exchange transactions are included in operations and were not significant during the periods presented.

Deferred Financing Costs

Deferred financing costs, which are mainly costs associated with the Company’s Senior Note and the Company’s Subordinated Note, are amortized over the term of the notes on a straight-line basis.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 33,880,908 and 418,520 of common shares as of June 30, 2005 and June 30, 2004, respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the proforma amounts as follows:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Net loss, as reported	$(15,372,939)	$(11,070,305)
Add: Stock-based employee compensation expense included in reported net loss	454,000	3,203,483
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(828,173)	(3,702,564)

Net loss, pro forma	(15,747,112)	(11,569,386)
Beneficial conversion and preferred dividends	(7,510,590)	(1,623,046)

Net loss attributable to common stockholders—Proforma	$(23,257,712)	$(13,192,432)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(11.97)	$(16.58)

Basic and diluted net loss per share attributable to common stockholders pro forma	$(12.16)	$(17.23)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Warp had accounted for its employees’ stock options under the fair value method provided by this statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Expected life	3 years	3 years
Risk-fee interest rate	3.00%	2.13%
Expected volatility	177.25%	183%
Dividend yield	0%	0%

Option pricing models require the input of highly subjective assumptions. Because the Company’s employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments

For financial statement instruments, including cash, accounts receivable, subordinated note, senior note, the amount due to Isis and accounts payable, the carrying amount approximated fair value because of their short maturity.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the interim period beginning January 1, 2006. The impact on this new standard, if it had been in effect on the net loss and related per share amounts of our years ended June 30, 2005 and 2004 is disclosed above in Note 2 Summary of Significant Accounting Policies—Stock Based Compensation. We believe the adoption will have an effect on our results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended June 30, 2006. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

Note 3.    Property and Equipment

Property and equipment consists of the following:

	June 30, 2005	June 30, 2004
Purchased software	$78,088	$84,283
Computer equipment	165,476	144,596
Furniture, fixtures and equipment	54,322	98,679

	297,886	327,558
Accumulated depreciation	(74,861)	(291,246)

	$223,025	$36,312

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense was $45,653 and $51,091 for the years ended June 30, 2005 and 2004, respectively.

Note 4.    Accrued Expenses

Accrued expenses consists of the following:

	June 30, 2005	June 30, 2004
Accrued professional fees	$960,032	$95,563
Accrued vendor costs	276,686	96,000
Accrued penalties on late registration	1,033,500	—
Accrued compensation expense	1,078,033	—
Other accrued expenses	404,480	144,933

	$3,752,731	$336,496

Note 5.    Stockholders’ Equity

Common and Preferred Stock

In January 2005, the Company issued 889 shares of common stock to Mr. Malcolm Coster pursuant to the terms and conditions of his separation agreement as compensation for services rendered by Mr. Coster to the Company. The Company recorded $3,556 of non-cash compensation related to this stock issuance.

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

On August 4, 2004, the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement related to the sale of 1,600 shares (the “Series B-2 Preferred Shares”) of the Company’s authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred Stock (the “Warrants” and together with the shares of Series B-2 Preferred Stock, collectively, the “Securities”) to investors. The aggregate purchase price for the Securities was $1,600,000, of which $1,474,500 was received by December 31,2004 and the remainder of $125,500 was received by the Company in January 2005. The Company incurred approximately $20,000 in dividends for the year ended June 30, 2005 to the Series B-2 shareholders. The number of shares of Common Stock receivable upon conversion shall be equal to the Series B-2 Face Amount, which is initially equal to the per share purchase price of $1,000, plus any accrued but unpaid dividends, divided by the conversion price, which was initially set at $5.00. Under certain anti-dilution protection rights of the Series B-2 Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below $5.00 per share, and will also be adjusted for any stock splits or similar corporate actions. Under the initial conversion price, each share of Series B-2 Preferred Stock is convertible into 200 shares of Common Stock. Accordingly, the Company recorded approximately $539,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. In January, 2005, in connection with the Series C financing, the conversion price of the Series

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

B-2 stock was reduced from $5 to $2, and the Company recorded a stock dividend to the Series B-2 holders valued at approximately $2,280,000. In addition on January 31, 2005 all of the Series B-2 shareholders converted all of their outstanding shares into common stock.

On April 22, 2004 the Company approved the issuance of 14,981 shares of common stock to employees. In connection with this issuance the Company recorded compensation of approximately $195,000.

On March 29, 2004, the Company issued 50,000 shares of common stock to Noah Clark as consideration for financial consulting services beginning April 1, 2004, to be provided by Mr. Clark pursuant to the Consulting Agreement dated March 26, 2004 between the Company and Mr. Clark (the “Consulting Agreement”).The Company recognized approximately $950,000 of expense relating to this agreement. The shares issued to Mr. Clark were restricted shares on the date of issuance. On April 26, 2004, the Company filed an Amendment Number 1 to a Registration Statement on Form S-2 originally filed on April 4, 2004 (hereinafter referred to as the “April Form S-2”), which covered the shares of common stock issued to Mr. Clark under his consulting agreement. On April 29, 2004, the April Form S-2 was declared effective by the Securities and Exchange Commission.

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

In fiscal 2005 and 2004, several holders of the preferred stock of 6043577 Canada, Inc., a wholly-owned subsidiary of the Company converted their preferred stock to shares of the Company’s common stock. Such conversions resulted in the issuance of 2,554 and 10,736 shares of common stock, respectively.

On February 10, 2004, the Company completed an offering of 1,058 shares of Series B 10% Cumulative Convertible Preferred Stock (the “B Shares”) with gross proceeds to the Company from the sales equaling $1,058,000. The B Shares had a purchase price of $1,000.00 per share. The B Shares have a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion at the election of the Company. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants is $33.00 per share of common stock and the exercise price is only payable with cash. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $5.00 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $18.00 to $5.00, and the Company recorded a stock dividend to the Series B shareholders for approximately 121,290 shares of common stock valued at approximately $606,000. In January 2005 in connection with the Series C financing, the conversion price of all Series B stock was reduced from $5 to $3, and the Company recorded a dividend to the Series B holders of approximately $2,207,000. In addition, on January 31, 2005 all of the Series B holders converted all of their Series B stock, accrued dividend and penalties to common stock.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

On February 10, 2004, the Company closed an offering of 16,000 restricted shares of its common stock and 8,000 warrants to purchase common stock in a private transaction for gross proceeds of $288,000 in cash. The exercise price of the warrants is $33 per share of common stock and the exercise price is only payable with cash. The Company paid approximately $28,000 in placement agent fees relating to this private placement.

In 2004, holders of 1,766.62 shares of the Company’s Series B 10% Cumulative Convertible Preferred Stock (“B Shares”) converted their B Shares into shares of the Company’s common stock. Such conversions resulted in the issuance of 98,145 shares of common stock. The 98,145 common shares issued on the conversions is derived from the B Shares’ $18 conversion price. In connection with the conversion an additional 3,305 shares were issued as payment of the B Shares 10% cumulative dividend, and 4,089 shares were issued as payment of a 6% penalty for the failure by the Company to cause its March Form S-2 to be declared effective in a timely manner.

In December 2003, the Company issued 50,000 shares of common stock to Blue & Gold Enterprises LLC (“Blue & Gold”) as consideration for financial consulting services provided by Mr. Steven Antebi pursuant to the Consulting Agreement dated December 2003 between the Company and Mr. Antebi. The shares issued to Mr. Antebi were restricted shares on the date of issuance. The April Form S-2, declared effective on April 29, 2004, registered the shares of common stock issued to Mr. Antebi under his consulting agreement. In connection with this agreement the Company recorded approximately $950,000 as non-cash compensation.

On November 4, 2003, the Company completed an offering of 2,647.78 shares of Series B 10% Cumulative Convertible Preferred Stock (the “B Shares”) with gross proceeds to the Company from the sale equaling $2,647,780. The B Shares had a cumulative dividend of 10% per year, which is payable in cash or stock at the time of conversion. The B Share subscribers also received warrants to purchase a number of common shares equal to 50% of the common shares such subscriber would receive upon the conversion of their B Shares to common shares. The exercise price of the warrants was $33.00 per share of common stock. The Company was required to pay a penalty equivalent to 6% of the common shares underlying the B Shares sold in this offering because it was not able to get its registration statement effective by the date in the purchase agreement. Under certain anti-dilution protection rights of the Series B Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below the conversion price then in effect. In August 2004, the Company completed its first closing of the Series B-2 offering at an effective price of $5.00 per common share. As a result of the Series B-2 financing, the conversion price of the Series B Stock was reduced from $18.00 to $5.00, and the Company recorded a stock dividend to the Series B shareholders for approximately 290,770 shares of common stock valued at approximately $1,499,000.

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the “A Shares”) with gross proceeds to the Company from the sale equaling $975,940. Pursuant to a “most favored nation” provision of the A Shares offering, the holders of the A Shares were entitled to receive the better terms of any offering that was completed subsequent to the closing of the A Shares offering. As a result, the Company has cancelled all 975,940 A Shares which were to be issued and has instead issued 975.94 B Shares to the A Share subscribers. The A Share subscribers also received warrants with the same terms as the B Share subscribers. The conversion to common stock of all the B Shares issued to the A Share subscribers resulted in the Company issuing approximately 54,220 shares of common stock to the A Share subscribers. Pursuant to a registration rights agreement between the Company and the B Share subscribers, the Company was obligated to register the shares of common stock issuable upon conversion of the B Shares within 45 days of issuance of the B Shares. This registration rights agreement contained a penalty provision that required the Company to issue the number of shares of common stock equal to 2% of the shares of common stock issuable upon conversion of the B Shares for each 30-day period until such shares were registered. When

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the March 2004 Form S-2 was declared effective, the Company was obligated to issue an aggregate of 12,427 shares of common stock pursuant to this penalty provision. Exercise of all the warrants held by the A Share subscribers will result in the issuance of approximately 27,110 shares of common stock to the A Share subscribers. The Company recorded approximately $271,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March 2004 Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants held by the A Share subscribers. The Company recorded approximately $60,000 for fees relating to this private placement.

Stock Options

On August 4, 2004, the Company amended its 2002 Employee Stock Plan to increase the total number of shares authorized for issuance under the plan to a total of 776,611 shares of Common Stock, and to reserve such shares for issuance under the plan.

On August 4, 2004 the Company granted its executive officers, Rodney A. Bienvenu, Jr., Gus Bottazzi, Ernest C. Mysogland and Michael D. Liss, certain options to acquire shares of Common Stock. The total number of shares subject to these options is 468,799. In addition, the Company granted ISIS certain non-qualified options to acquire 200,914 shares of Common Stock. All such options have an exercise price of $6.75 per share. The exercise of such options is subject to the achievement of certain vesting and milestone terms (subject in each case to the terms of the optionee’s stock option agreement). Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary of the initial closing of the B-2 Financing. In connection, with the options granted to ISIS the Company recorded deferred compensation of approximately $1,053,000 that will be amortized over five years from the date of grant. The Company recognized approximately $193,000 of expense for the year ended June 30, 2005 relating to the ISIS options.

In fiscal 2004, the Board of Directors granted 45,130 options to certain employees of the Company under the 2002 Plan. Of those options, 22,565 vested on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $13.00 per share, the fair market price of the stock on the date of grant.

In fiscal 2003 the Company’s Board of Directors granted 15,000 options to a consultant, Dr. Milch, at an exercise price of $25.00 per share. As of September 30, 2004 all 15,000 of these options have been vested. The Company had agreed to compensate this consultant in an amount equal to the difference between $100 and the market price of the stock received upon exercise of each option for up to 14,500 of these options. In January 2005 the Company issued 330 shares of Series B Preferred stock and 7,612 warrants to purchase common stock at $33 per share to settle all outstanding liability owed to this former consultant.

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

In November 2002 the Company’s Board of Directors approved and adopted the Warp Technology Holdings, Inc. 2002 Stock Incentive plan (the “2002 Plan”) as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. In fiscal 2003, the Board of Directors issued 70,980 options to certain employees of the Company under the 2002 Plan. Of those options, 18,333 vested

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

on the date of grant and the remainder vest over a two-year period. Such options have a term of ten years and have an exercise price of $.25 per share. For financial statement purposes the Company recorded deferred compensation of $18,996,000, representing the difference between the market price of the Company’s stock and $.25 on the date of grant. The amount recognized as expense for the period ending June 30, 2005 and 2004 was $454,000 and $3,562,241, respectively.

Detailed information concerning WARP Technology Holding, Inc activity for the 2002 Plan is as follows:

	Options	Weighted- Average Exercise Price	Average Fair Value of Grants
Options outstanding at June 30, 2003	76,996	$25.00
Options cancelled	(31,793)	23.00
Options granted	45,130	13.00	$13.00

Options outstanding at June 30, 2004	90,333	22.00
Options cancelled	(131,592)	13.05
Options granted	669,712	6.75	$5.24

Options outstanding at June 30, 2005	628,453	$6.84

The following table summarizes information about options outstanding at June 30,2005.

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$13	7,400	8.8	$13	6,000	$13
$25	31,705	7.0	$25	29,651	$25
$6.75	589,348	9.1	$6.75	187,519	$6.75

As of June 30, 2005, there were 148,158 shares available for future grants under the 2002 Plan.

The fair value for options have been estimated on the date of grant using the Black-Scholes option pricing model thereafter, with the following assumptions:

	Year Ended June 30, 2005	Year Ended June 30, 2004
Expected life	3 years	3 years
Risk-fee interest rate	3.0%	2.13%
Expected volatility	177.25%	183%
Dividend yield	0%	0%

During 2005 and 2004, no options were issued or exercised under the Warp Solutions, Inc. 1999 Plan. Additionally, all previously outstanding options were canceled. Therefore, as of June 30, 2005, there are no options outstanding under the Warp Solutions, Inc. 1999 Plan.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Warrants

During 2000, in conjunction with the sale of its Series B Convertible Preferred Stock to certain investors, The Company issued warrants to purchase 10,636 shares of its common stock at an exercise price of $9.05 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2003 certain holders of these warrants converted 7,334 of these warrants in a cashless exercise for 5,438 shares of the Company’s common stock.

On August 1, 2000, the Company issued warrants to purchase 1,105 shares of its common stock to an outside consultant for services rendered. The warrants have an exercise price of $9.05 per share and expire on the fifth anniversary of issuance.

In connection with the February, 2003 private placement the Company issued 4,209 warrants to purchase shares of its common stock at an exercise price of $10.00 per share. The warrants expire on the fifth anniversary of issuance. In fiscal 2004, 1,350 of these warrants were exercised; the Company received approximately, $13,500.

In January 2004, the Company issued 15,000 warrants to Mr. Ray Musson and Killick & Co. as a settlement for not registering previously sold shares. The warrants have a (5) five-year term, an exercise price of $36 per share and no cashless exercise provision. The Company recorded as expense $180,000 relating to this warrants issuance. The March Form S-2, declared effective on March 31, 2004, registered the shares of common stock issuable upon the exercise of the warrants issued to Mr. Musson and Killick & Co.

On March 5, 2004, the Company initiated a warrant exchange program (the “Program”) applicable to all of the Company’s outstanding warrants (collectively the “Original Warrants”). The Program was an opportunity for the Company’s warrant holders to choose whether they wanted to keep their Original Warrants or exchange them for new warrants (the “Exchanged Warrants”). The Exchanged Warrants had an exercise price of $15 per share, as compared to the Original Warrants, which have exercise prices of $36, $33, $25, or $18 per share, and were required to be exercised immediately after their issuance. The Program closed on March 18, 2004, and resulted in the exchange of 43,023 Original Warrants for Exchanged Warrants. The immediate exercise of the Exchanged Warrants caused the issuance by the Company of 43,023 shares of common stock for gross proceeds to the Company of $645,358. The Company recorded approximately $132,000 as a beneficial conversion dividend relating to this transaction because the fair market value of the common stock was greater than the conversion price.

In April 2004, the Company issued warrants to purchase 8,600 shares of common stock at an exercise price of $25 per share to Lighthouse Capital Ltd and warrants to purchase 1,500 shares of common stock at an exercise price of $25 to Peter Bailey in payment of services provided by Lighthouse Capital Ltd to the Company under the terms of a consulting agreement. In connection with this issuance the Company recorded an expense of approximately $105,000.

In August 2004, the Company issued 20,000 warrants to purchase common stock to Malcolm Coster at an exercise price of $18.00 per share for services performed. In connection with this issuance the Company recorded an expense of approximately $96,000.

In September 2004, the Company agreed to issue 35,200 warrants to purchase common Stock at an exercise price of $5.00 per share to Griffin Securities, Inc. for advisory services to be provided to the Company. In connection with these warrants the Company recorded an expense of $25,696.

In January 2005 in connection with the various sales of the Bridge Notes, the Series C Notes, the Senior Notes and the Subordinated Notes under the financing agreements, the Company has incurred brokers or finders

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

fees and commissions of a total of $1,058,900. In addition, the Company has committed to issue to such brokers and finders warrants to acquire up to an aggregate of 1,210,601 shares of Common Stock. These warrants are exercisable for a period of five years and 280,000 have an exercise price of $4.75 and 930,601 have an exercise price of $1.25 per share. These warrants were valued at $998,211 using the black-scholes model . The value of the warrants is being amortized over the length of the various debt financing as interest expense. The Company’s amortization expense for the year ended June 30, 2005 was $1,580,235.

In May 2005 the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $2.25 to Lippert Heilshorn and Associates for consulting services. In connection with this issuance the Company valued the warrants at $76,711, which will be expensed ratably over the life of the consulting agreement.

Note 6.    Gupta Technologies, LLC Acquisition

On January 31, 2005, the Company completed the acquisition of Gupta. The acquisition of Gupta (the “Acquisition”) was made pursuant to a Membership Interest Purchase Agreement (as amended, the “Purchase Agreement”) between the Company and Gupta Holdings, LLC (the “Seller”). The Board of Directors agreed to purchase Gupta because it fit the profile of the type of companies that is necessary for the Company to create a sustainable, profitable company. The Consolidated Statement of Operations for the year ended June 30, 2005 includes the results of operations of Gupta for five months beginning as of February 1, 2005.

Under the Purchase Agreement, the total purchase price was $21,000,000, of which the Company delivered $15,750,000 in cash on or before the closing. The remainder of the purchase price was paid in equity and debt securities issued or provided by the Company with the terms described below.

In order to raise funds to pay the cash portion of the purchase price for Gupta, and in order to provide the non-cash portion of the purchase price, the Company entered into certain financing agreements described herein. An Amendment to the Company’s Articles of Incorporation was necessary to allow the Company to reserve for issuance of sufficient shares of Common Stock to be issued upon conversion or exercise of the securities sold by the Company pursuant to the financing agreements.

The financing agreements include the Subscription Agreement, the Bridge Notes, the Senior Note Agreement, the Subordinated Note Agreement, the Broker Warrants and the Assignment, as such terms are defined below.

The purchase price for Gupta was $21 million, plus transaction costs of $1,325,000, the purchase price allocation is as follows:

Cash	$742,915
Accounts Receivables	2,489,517
Other current assets	393,126
Fixed assets	161,345
Intangibles	16,434,800
Goodwill	7,055,264
Other assets	71,093
Accounts Payable and accrued expenses	(3,047,893)
Deferred Revenues	(1,975,167)

$22,325,000

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company’s management and the Board of directors believes that the purchase of Gupta that resulted in approximately $7,055,000 of goodwill is justified because of Gupta’s position in the marketplace and expected increased cash flows to the Company. The company expects all of the goodwill will be deductible for income tax purposes.

Unaudited Pro Forma Financial Information.

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

The following unaudited pro forma financial information presents the consolidated operations of the Company for the years ended June 30, 2005 and 2004 as if the acquisition of Gupta had occurred as of July 1, 2004 and July 1, 2003, respectively.

	2005	2004
Revenue	$13,890,560	$16,675,544
Net loss	(14,122,849)	(10,231,577)
Loss per share	$(7.39)	$(13.36)

Note 7.    Acquired Intangible Assets

In connection with the acquisition of Gupta the Company recorded intangible assets as follows:

Amortized Intangible Assets:
Developed Technology	2,284,100
Customer Relationships	6,165,800
Contracts	7,547,200

Total amortized intangible assets	$15,997,100

Accumulated amortization	756,064

Net	$15,241,036

Unamortized intangible assets:
Goodwill	$7,055,264

Trade names	$437,700

Estimated amortization expense:
For year ending June 30, 2006	$1,815,000
For year ending June 30, 2007	$1,815,000
For year ending June 30, 2008	$1,627,000
For year ending June 30, 2009	$1,610,000
For year ending June 30, 2010	$1,610,000

Amortization expense for the years ended June 30, 2005 and June 30, 2004 were approximately $946,000 and $190,000 respectively.

Note 8.    Series C Subscription Agreement.

On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the “Subscription Agreement”), with the Investors. The Subscription Agreement has the following material terms:

•	An aggregate of $8,475,000 of Series C Notes were sold to Investors under the Subscription Agreement.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	Most of the proceeds of the sale of the Series C Notes were used to fund a portion of the purchase price in the Gupta acquisition and the remainder of the proceeds were used for working capital purposes.

•	The Series C Notes were unsecured and bore interest at the rate of 6% per annum.

•	The Series C Notes were converted into a new series of Preferred Stock, the “Series C Stock” with a par value of $.00001 per share, and Warrants to acquire Common Stock.

•	On March 31, 2005, all amounts due under the Series C Notes (principal and interest) automatically converted into (i) 8,559,750 shares of Series C Stock, and (ii) Warrants (the “Warrants”) to acquire 8,559,750 shares of Common Stock. The Company reserved for issuance 17,119,500 shares of Common stock to cover those shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants.

•	Since the Series C Notes were not converted by March 17, 2005, due to a delay in receiving approval required before effecting the Amendment to the Company’s Articles of Incorporation, the Company may be required to pay to the Investors a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes. Accordingly, the Company anticipates that it will need to obtain a waiver or an acknowledgment that the penalties do not apply. The Company intends to work with the Investors to obtain waiver of this penalty or an acknowledgement that no penalty is due, and has received such waiver and acknowledgement from certain Investors. However, there is no assurance that the Company will receive sufficient waivers or acknowledgements from other Investors. As such the Company has accrued $647,500 for this penalty.

On March 31, 2005, all amounts due under the Series C Notes (principal and interest) automatically converted into (i) 8,559,750 shares of Series C Stock, and (ii) Warrants (the “Warrants”) to acquire 8,559,750 shares of Common Stock, and on April 4, 2005, under the Subscription Agreement, the Company issued an additional 3,000,000 shares of Series C Stock, and Warrants to acquire an additional 3,000,000 shares of Common Stock for $3,000,000 in cash.

The Series C Stock which the Investors received upon conversion of their Series C Notes, has the following material terms:

•	The Series C Stock is convertible into Common Stock, at the option of the holder, at a conversion price (the “Applicable Conversion Price”) that is initially equal to $1.00. Accordingly, the Series C Stock is convertible into Common Stock at a one to one (1:1) ratio. However, the ratio is subject to adjustment pursuant to the anti-dilution protections extended to the holders of Series C Stock. Under the anti-dilution provisions, in the event the Company issues, at any time while shares of Series C Stock are still outstanding, shares of Common Stock or any type of securities convertible or exchangeable for, or otherwise giving a right to acquire, shares of Common Stock, at a price below the Applicable Conversion Price, then the Applicable Conversion Price will be adjusted to the price per share equal to the price per share paid for such Common Stock in such subsequent financing. This full-ratchet anti-dilution protection on the Series C Stock will also be extended to any warrants received in connection with the Subscription Agreement that are outstanding at such time. In addition to the full-ratchet protection, the Applicable Conversion Price will be equitably adjusted in the event of any stock split, stock dividend or similar change in the Company’s capital structure.

•	If the Company’s market capitalization based on the shares of Common Stock outstanding (including all shares of Common Stock underlying the Shares of Series C Stock on an as converted basis) exceeds $50,000,000, the shares of Common Stock underlying the Series C Stock are registered, and the Company has an average daily trading volume for 20 consecutive trading days of 100,000 shares per day, then the Company may require the holders of Series C Stock to convert the Series C Stock into Common Stock at the then Applicable Conversion Price.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	The holders of shares of Series C Stock will be entitled to receive dividends, at a 6% annual rate, payable quarterly in arrears, either in cash, or at the election of the Company, in shares of Common Stock. The dividends are preferred dividends, payable in preference to any dividends which may be declared on the Common Stock. Common Stock delivered in payment of dividends will be valued at 90% of the average of the volume weighted average price for the 20 trading day period ending on the trading day immediately prior to the date set for payment of the dividend. As of June 30, 2005 the Company has accrued $212,897 for dividends.

•	Any unconverted and non-redeemed Shares of Series C Stock outstanding on the third anniversary of the initial issuance of the Series C Stock, will be automatically redeemed on that date, in cash, at $1.00 per share, plus all accrued but unpaid dividends thereon (subject to equitable adjustment for all stock splits, stock dividends, or similar events involving a change in the capital structure of the Company).

The Warrants issued to the Investors upon conversion of their Series C Notes, allow the Investors to purchase an aggregate of 8,559,750 shares of Common Stock. The Warrants have an exercise price of $1.25 per share. The Warrants are exercisable over a five-year term.

Note 9.    Bridge Notes.

In October, 2004, December, 2004 and January 2005, the Company raised funds from investors in order to make certain payments, totaling $2,250,000 to the Seller, toward the purchase price of Gupta. In exchange for such investment the Company issued certain promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000.

The Bridge Notes had the following material terms:

•	Interest accrues at the annual rate of 12%.

•	Contemporaneously with the closing of the Gupta Purchase Agreement, the Bridge Notes were automatically converted into Series C Notes.

•	An aggregate of $2,409,253 of Series C Notes were issued upon conversion of the principal and accrued interest on the Bridge Notes.

•	In accordance with their terms, these Series C Notes converted into 2,433,345 shares of Series C Preferred Stock and Warrants to acquire 2,433,345 shares of Common Stock. These warrants (the “Bridge Warrants”) have an exercise price of $1.25 per share and are exercisable for a period of five years from the date of issuance. The Company reserved sufficient common stock to issue upon conversion of these Series C shares and exercise of the Bridge Warrants.

Note 10.    Senior Note and Warrant Purchase Agreement.

On January 31, 2005, the Company entered into that certain Senior Note and Warrant Purchase Agreement (the “Senior Note Agreement”), by and among the Company and the Purchasers (the “Senior Noteholders”) identified therein.

The Senior Note Agreement has the following material terms:

•	Senior Notes with an aggregate principal amount of $6,825,000 were sold.

•	The Senior Notes bear interest at an annual rate of 10%, with interest payments due quarterly in arrears.

•	Most of the proceeds of the sale of the Senior Notes was used to fund a portion of the purchase price in the Gupta acquisition and the remainder of the proceeds was used for working capital purposes.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	The Senior Notes are due on July 31, 2005. The Senior Notes are not convertible.

•	The Senior Notes are secured by a first priority security interest in the assets of the Company, including the equity interests of the Company in Gupta and the Company’s other subsidiaries.

Under the Senior Note Agreement the Senior Noteholders received warrants to purchase an aggregate of 2,670,000 shares of the Company’s Common Stock (the “Senior Lender Warrants”). These warrants have an exercise price of $1.25, and are exercisable for a period of five years from the date of issuance. The proceeds from the Senior Notes and the detachable warrants were allocated to the fair value of the warrants and the balance to the Senior Notes. Based on the fair market value, $2,269,500 was allocated to the warrants and the remainder of $4,556,500 was allocated to the Senior Notes. The discount to the note will be accreted over 6 months. For the period ended June 30, 2005, $1,891,250 was accreted and charged to interest expense.

In August 2005 the Company refinanced this debt with a long term credit facility from Fortress Credit Corp. (See Note 18 Subsequent Events) Accordingly, the Company has classified this debt as long-term in accordance with SFAS No. 6.

Note 11.    Subordinated Note and Warrant Purchase Agreement.

On January 31, 2005, the Company entered into that certain Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”) by and among the Company and the Purchasers (the “Subordinated Noteholders”) identified therein.

The Subordinated Note Agreement has the following material terms:

•	Subordinated Notes with an aggregate principal amount of $4,000,000 were issued of which $2,500,000 was sold for cash and $1,500,000 was issued to the Seller under the Purchase Agreement (the “Gupta Note”).

•	The Subordinated Notes bear interest at an annual rate of 10%, with interest payments due quarterly in arrears. Interest is payable in registered shares of Common Stock of the Company, provided that until such shares are registered, interest shall be payable in cash.

•	Most of the proceeds of the sale of the Subordinated Notes was used to fund a portion of the purchase price in the Gupta acquisition and the remainder of the proceeds was used for working capital purposes.

•	The Subordinated Notes are due on January 31, 2007, other than the Gupta Note, which is due on January 31, 2006.

•	The Subordinated Notes are secured by a security interest in the assets of the Company, including the equity interests of the Company in Gupta and the Company’s other subsidiaries, subordinated only to the security interest granted to secure the Senior Notes.

•	The Subordinated Noteholders have the right to convert all principal amounts due under the Subordinated Notes—other than the Gupta Note which is not convertible—into such number of Shares of Common Stock equal to the principal amount due under the Subordinated Notes divided by $1.00. Accordingly, an aggregate of 2,500,000 shares of Common Stock is issuable upon conversion of the Subordinated Notes.

•	Under the Subordinated Note Agreement, the Subordinated Noteholders—other than the holder of the Gupta Note—also received warrants to purchase 2,500,000 shares of the Company’s Common Stock (the “Subordinated Lender Warrants”). The Warrants will have an exercise price of $1.25, and will be exercisable for a period of five years from the date of issuance. The proceeds from the Subordinated Note and the detachable warrants were allocated to the fair value of the warrants and the balance to the Senior Notes. Based on the fair market value, $2,125,000 was allocated to the warrants and the remainder of $375,000 was allocated to the Senior Notes. The discount to the note will be accreted over 24 months. For the period ended June 30, 2005 $442,708 was accreted and charged to interest expense.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

In August 2005 the Company refinanced the $1,500,000 Gupta Note due January 31, 2006 with a long term credit facility from Fortress Credit Corp. (See Note 18—Subsequent Events) Accordingly, the Company has classified this debt as long-term in accordance with SFAS No. 6.

Note 12.    Registration Rights.

The Company agreed, within forty-five (45) days after the closing of the Series C notes, Bridge Notes and Subordinated notes financing, to complete all required audits and make all related filings concerning the acquisition of Gupta. Within fifteen (15) days after the end of such 45-day period, the Company agreed to file a registration statement for the purpose of registering all of the Conversion Shares for resale, and to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the “Commission”) at the earliest practicable date thereafter.

If (i) the registration statement has not been filed with the Commission by the filing deadline or (ii) the registration statement has not been declared effective by the Commission before the date that is ninety (90) days after the filing deadline or, in the event of a review of the Registration Statement by the Commission, one hundred and twenty (120) days after the filing deadline, or (iii) after the registration statement is declared effective, the registration statement or related prospectus ceases for any reason to be available to the investors and noteholders as to all Conversion Shares the offer and sale of which it is required to cover at any time prior to the expiration of the effectiveness period (as defined in the Investors’ Agreement) for an aggregate of more than twenty (20) consecutive trading days or an aggregate of forty (40) trading days (which need not be consecutive) in any twelve (12) month period, the Company will pay to the Investors an amount in cash equal to 2% of the face value of the Series C Stock issued under the Subscription Agreement or upon conversion of the Bridge Notes, and 2% in cash of the principal amount of the Senior Notes and Subordinated Notes, and will continue to pay such 2% monthly penalties every thirty days until such registration statement if filed, declared effective and available to the investors at the earliest practicable date thereafter. The registration statement was filed after the date due. Accordingly, the Company may have incurred a penalty. The Company is seeking an acknowledgement from the affected investors that no penalty has yet incurred and that no such penalty will be incurred so long as the registration statement is declared effective within the applicable time period. If such acknowledgement is not forthcoming, the Company will seek a waiver of the penalty. As there can be no assurance it will receive an acknowledgement or waiver, the Company has accrued $386,000.

Note 13.    Separation Agreement.

On March 3, 2005, the Company entered into an agreement (the “Separation Agreement”) with Gus Bottazzi related to Mr. Bottazzi’s resignation as an officer and director of the Company. Under the Separation Agreement, the Company committed to issue to Mr. Bottazzi 200,000 shares of the Company’s Series C Preferred Stock. In connection with this separation agreement the Company recorded a non-cash charge of $500,000.

Note 14.    Income Taxes

The income tax effects of significant items, comprising the Company’s net deferred tax assets and liabilities, are as follows:

	June 30,
	2005	2004
	(In thousands)
Deferred tax liabilities:
Differences between book and tax basis of goodwill	$41	—

Deferred tax assets:
Operating loss carryforwards	$13,211	$8,740

Net deferred tax asset	$13,170	$8,740

Valuation allowance	$13,170	$8,740

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company has foreign subsidiaries based in the United Kingdom, Canada and Germany and is responsible for paying certain foreign income taxes. As a result, there is an income tax provision of $97,945 and $0 for the years ended June 30, 2005 and 2004, respectively.

For the U.S. operations the difference between the federal statutory tax rate of 40% and the effective rate of 0% reflected in the accompanying financial statements is attributable to no tax benefit being recorded for the future utilization of the net operating loss carry forward.

The Company has a U.S. Federal net operating loss carry forward of approximately $33,028,000 as of June 30, 2005, which may be used to reduce taxable income in future years. These NOL’s will expire in the year 2020 through 2025. The deferred tax asset primarily resulting from net operating losses was approximately $13,170,000 at June 30, 2005 and $8,740,000 at June 30, 2004. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, some portion of the net operating loss carryforward will be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

Note 15.    Commitments and Contingencies

Legal Proceedings.

On May 6, 2005, the Company received notice of a demand for arbitration before the American Arbitration Association from attorneys representing Michael Liss, a former employee of the Company who had the title Chief Operating Officer. Mr. Liss disputes the circumstances surrounding the termination of his employment and claims that he is entitled to severance benefits, other compensation and damages totaling approximately $187,000 in addition to attorneys fees and statutory damages. The Company believes that Mr. Liss’s claim is without merit and intends to vigorously defend itself. The Company has accrued $50,000 for legal cost related to this matter.

Leases

Rent expense amounted to approximately $230,000 and $201,000 for the years ended June 30, 2005 and 2004, respectively.

Minimum rental payments under non-cancelable operating leases in California, Connecticut and Germany as of June 30, 2005 is as follows:

2006	$519,389
2007	316,279
2008	227,848
2009	187,024
2010	80,152

Total	$1,330,693

Note 16.    Amendment to Articles of Incorporation.

The Company filed with the Nevada Secretary of State the Certificate of Amendment to Articles of Incorporation described in its Definitive Information Statement filed on March 11, 2005, increasing the Company’s authorized Common Stock from 5,000,000 to 150,000,000.

Note 17.    Series C Certificate of Designations.

Effective March 31, 2005, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation establishing the series of preferred stock to be referred to as the Series C Preferred Stock.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 18.    Geographic Information

The Company sells its products to customers primarily through direct sales to independent software vendors and end-users in North America and through distributors and value added resellers in the rest of the world. For the years ended June 30 2005 and 2004, the geographic breakdown of revenues was as follows:

	Year ended June 30, 2005
	Product	Service	Total
North America	$1,283,296	$719,319	$2,002,615
Europe, Africa and the Middle East	1,447,982	1,228,744	2,676,726
Asia Pacific	177,767	139,180	316,947
Latin America	77,707	49,927	127,634

Total	$2,986,752	$2,137,170	$5,123,922

	Year ended June 30, 2004
	Product	Service	Total
North America	$378,485	$94,621	$473,106
Europe, Africa and the Middle East	327,212	81,803	409,015

Total	$705,697	$176,424	$882,121

Many of Gupta’s ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of Gupta’s revenues. One of Gupta’s distributors, accounted for 22% of Gupta’s revenue for the years ended June 30, 2005 and 2004. The same distributor accounted for 23% of Gupta’s accounts receivable at June 30, 2005. In addition, Gupta had one customer which accounted for 15% of the Company’s revenue for the year ended June 30, 2005. The loss of this Gupta distributor, or this customer, unless it was offset by the attraction of sufficient new customers, could have a material adverse impact on the business of Gupta, and therefore, the business of the Company as a whole.

Note 19.    Employee Benefit Plan

The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions. The 401(k) expense for the year ended June 30, 2005 was $34,837.

Note 20.    Related Party Transactions.

The Company has certain contractual relationships with ISIS which were entered into in connection with the Company’s Series B-2 Preferred Stock financing (as previously described in, and included as exhibits to, the Company’s Form 8-K dated August 4, 2004). In addition, certain individuals are members of ISIS and directors or officers of the Company.

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. (“Bienvenu”), the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Ernest C. Mysogland (“Mysogland”), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC (“IAP II”). IAP II is a stockholder of the Company having purchased shares of the Company’s Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the “Series B-2 Purchase Agreement”), as of August 4, 2004, between and among the Company and the investors. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

B-2 Preferred Stock and such other Stockholders as named therein (the “Stockholders Agreement”), IAP II and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS’s regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

Furthermore, in October, 2004, Company and ISIS entered into that certain Purchase Agreement Assignment and Assumption (the “Assignment”), pursuant to which the Company acquired all of the rights and assumed all of the liabilities of the Purchaser under that certain Membership Interest Purchase Agreement to acquire Gupta Technologies, LLC.

Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller in October, 2004. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 securities, or senior debt or senior equity issued in connection with the Gupta financing. As of June 30, 2005 this transaction fee was not paid to ISIS and is shown on the balance sheet as a due to ISIS. The Company will also reimburse ISIS for any amounts it has incurred in connection with the negotiation and consummation of the transaction. In addition, the Company also owed approximately $44,000 to Isis for various expenses paid by Isis on behalf of the Company.

One of the Senior Noteholders under the Senior Note Agreement described above in Note 10, was B/T Investors, a general partnership. B/T Investors lent the Company a total of $975,000 under the Senior Note Agreement, and received Senior Notes in that principal amount. One of the partners in B/T Investors is Brian J. Sisko who is now the Company’s Chief Operating Officer. B/T Investors assigned its Senior Notes to its various partners, and Mr. Sisko received a Senior Note in the principal amount of $100,000. This note held by Mr Sisko was paid off in August, 2005 when the Company refinanced its debt when it entered into the long term credit facility with Fortress Credit Corp.

Note 21.    Subsequent Events

Acquisition of Kenosia Corporation “Kenosia”

On July 6, 2005 the Company purchased all of the stock of Kenosia Corporation from Bristol Technology, Inc. for an aggregate purchase price of $1,800,000 (net of working capital adjustment), subject to certain adjustments. Prior to the Closing, $800,000 of the Purchase Price was deposited into an escrow account, and subsequently released to Bristol at the Closing. The remainder of the Purchase Price is to be paid in two equal payments of $500,000 each, in cash. The first payment was made on September 1, 2005 and the second one is due January 31, 2006.

The Company’s management and the Board of directors believes that the purchase of Kenosia will result in approximately $500,000 of goodwill and is justified because of Kenosia’s position in the marketplace and expected increased cash flows to the Company. The company expects all of the goodwill will be deductible for income tax purposes.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Credit Agreement

On August 2, 2005, the Company entered a Credit Agreement (the “Credit Agreement”), with Fortress Credit Corp. as original lender (together with any additional lenders, the “Lenders”), and Fortress Credit Corp. as Agent (the “Agent”). In addition, the Company entered into a $10,000,000 Promissory Note (the “Note”) with the Lenders, an Intercreditor Agreement with the Lenders, the Agent and certain subordinated lenders (the “Intercreditor Agreement”), a Security Agreement with the Agent (the “Security Agreement”), Pledge Agreements with the Lender (the “Pledge Agreements”), and a Warrant Agreement with the Agent (the “Warrant Agreement”).

Collectively the Credit Agreement, such other agreements and the subsidiary security agreements referenced below are referred to as the “Financing Documents”.

The Credit Agreement and the other Financing Documents have the following material terms:

•	Subject to the terms and conditions of the Credit Agreement, the Lenders agreed to make available to the Company a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000.

•	The maximum amount of loans under Tranche A of the credit facility is $10,000,000. The purpose of amounts borrowed under Tranche A is to refinance certain of the Company’s existing debt and to pay certain costs and expenses incurred in connection with the closing under the Credit Agreement.

•	The maximum amount of loans under Tranche B of the credit facility is $15,000,000. Amounts borrowed under Tranche B may be used only to partially fund the acquisition by the Company of one or more companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•

The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized eighteen months after the closing date of the Credit Agreement, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing.

•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”— which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•

As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law,

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary, Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

Lease of Office Space for Principal Executive Offices

The Company entered into a lease for office space in Greenwich, Connecticut, where the Company has relocated its principal executive offices.

The lease commenced on August 29, 2005 and expires on August 14, 2009. Under the terms of the lease, the Company will pay an aggregate rent over the term of the lease of $313,362.

Agreements to Acquire Five Software Companies

On September 12, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Platinum Equity, LLC (the “David/ProfitKey Seller”), EnergyTRACS Acquisition Corp. (the “Foresight Seller”)

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

and Milgo Holdings, LLC (the “Process Seller” and together with the David/ProfitKey Seller and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC (the “Acquisition”). Under the terms of the Purchase Agreement, the David/ProfitKey Seller shall sell, assign and deliver 100% of the common stock, no par value per share of the David Corporation, a California Corporation (the “David Stock”) and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company (the “ProfitKey Membership Interest”), the Foresight Seller shall sell, assign and deliver 100% of the common stock, par value $0.01 per share of the Forsight Software, Inc., a Delaware corporation (the “Foresight Stock”) and the Process Seller shall sell, assign and deliver a 100% membership interest in Process Software, LLC, a Delaware limited liability company (the “Process Membership Interest”) to the Company in exchange for the payment of an aggregate of Twelve Million Dollars ($12,000,000) in cash.

The Acquisition is scheduled to close on September 30, 2005, subject to customary conditions precedent including accuracy of representations and warranties at the closing date, satisfaction of all closing conditions and simultaneous closing of the Tesseract Merger Agreement described below. The Company expects to raise the funds to close the Acquisition and the Merger described below from lenders under its existing Credit Agreement, and from equity investors.

Platinum Equity, LLC is a Seller under the Purchase Agreement. An affiliate of Platinum Equity, Gupta Holdings, LLC, owns 2,020,000 shares of Series C Preferred Stock of the Company, which is convertible into 2,020,000 shares of Common Stock of the Company, and warrants to acquire 2,312,336 shares of Common Stock. On an as converted basis, the shares of Series C Preferred Stock held by Gupta Holdings, LLC would represent approximately 10% of the then outstanding shares of Common Stock of the Company.

On September 12, 2005, the Company entered into a Merger Agreement (the “Merger Agreement”) with TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Seller”). Under the terms of the Merger Agreement, Tesseract shall be merged with and into the Merger Sub (the “Merger”) and shall survive as a wholly-owned subsidiary of the Company. The aggregate consideration payable pursuant to the Merger to Seller as the holder of 100% of the common stock, par value $0.01 per share of Tesseract (the “Stock”) shall consist of (a) $5,500,000 in cash payable at the closing of the Merger, (b) that number of shares of Series D Preferred Stock as shall be obtained by dividing $6,750,000 by a divisor to be agreed upon by the Company and Seller, and (c) a promissory note in the original principal amount of $1,750,000, delivered at closing and payable no later than March 31, 2006. The number of shares and terms of the Series D Preferred Stock have not yet been agreed upon.

In connection with the issuance of Series D Preferred Stock to Tesseract, the Company has agreed to enter into a Registration Rights Agreement pursuant to which the Company agrees to register the common stock issuable upon conversion of the Series D Preferred Stock. This agreement will be in a form to be agreed upon by the Company and the Seller.

Promissory Note and Warrant

On September 20, 2005, the Company entered into a Promissory Note (the “Note”) in the principal amount of Five Hundred Thousand Dollars ($500,000) payable to the order of DCI Master LDC or its affiliates. Interest accrues under the Note at the rate of ten percent (10%) per annum. The principal amount of the Note, together with accrued interest, is due and payable 90 days after the date it was entered into, December 19, 2005, unless the Note is converted into debt or equity securities of the Company in the Company’s next financing involving sales

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined.

Also on September 20, 2005, the Company issued to DCI Master LDC a Warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrant was issued in connection with the Note described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.