Form 10QSB
period 2005-09-30
WARP TECHNOLOGY HOLDINGS INC
filed 2005-11-14
CIK 1125052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Quarter Ended September 30, 2005

or

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission File No. 000-33197

WARP TECHNOLOGY HOLDINGS, INC.

(Name of Small Business Issuer in its Charter)

Nevada	88-0467845
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

200 Railroad Avenue, 3rd Floor, Greenwich, CT 06830

(Address of principal executive office)

Issuer’s telephone number: (203) 422-2950

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☑  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2005, there were 3,539,730 shares of Common Stock, par value $.00001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☐

PART I

FINANCIAL INFORMATION

Forward-Looking Information

Certain statements in this Form 10-QSB of WARP Technology Holdings, Inc. (the “Company”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Securities and Exchange Commission (the “SEC”), as well as the risks and uncertainties discussed in the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 2005 (the “Form 10-KSB”).

ITEM 1.	Financial Statements.

WARP Technology Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$751,033	$1,548,013
Accounts receivable, net of allowance for doubtful accounts of $21,866 and $30,845 respectively	2,129,875	2,024,699
Prepaid expenses and other current assets	443,217	409,496

Total current assets	3,324,125	3,982,208
Property and equipment, net	246,688	223,025
Deferred financing cost, net	1,325,110	476,876
Intangible assets, net of accumulated amortization of $1,242,496 and $756,064 respectively	16,462,587	15,678,736
Goodwill	7,601,420	7,055,264
Investment and other assets	1,086,360	884,379

Total assets	$30,046,290	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$997,060	$872,433
Accrued expenses	3,579,633	3,752,731
Note payable to Bristol Technology, Inc	500,000	—
Note payable	254,128	—
Deferred revenue	4,098,187	3,392,896
Due to ISIS	1,293,701	1,293,534

Total current liabilities	10,722,709	9,311,594
Subordinated notes payable	1,083,336	2,317,710
Senior notes payable	8,467,035	6,446,750
Other long term liabilities	41,602	43,275

Total liabilities	20,314,682	18,119,329
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 13,936,644 and 14,193,095 issued and outstanding (Liquidation value - $13,936,644 and $14,193,095) at September 30, 2005 and June 30, 2005, respectively	13,936,644	14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	211,636	212,897
Shares of Common Stock to be issued for accrued interest on subordinated debt	42,500	—
Common stock, $.00001 par value; 150,000,000 shares authorized, 3,514,730 and 3,110,800 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	35	31
Additional paid-in capital	61,885,439	59,431,331
Deferred compensation	(870,562)	(970,711)
Accumulated other comprehensive loss	(62,664)	(105,262)
Accumulated deficit	(65,411,422)	(62,580,224)

Total stockholders’ equity	9,731,608	10,181,159

Total liabilities and stockholders’ equity	$30,046,290	$28,300,488

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue
Licenses	$1,314,569	$126,305
Services	1,893,760	31,576

Total revenue	3,208,329	157,881
Cost of revenue
Cost of licenses	45,734	14,028
Cost of services	293,908	—

Total cost of revenue	339,642	14,028

Gross Profit	2,868,687	143,853
Product development	956,557	77,066
Sales, marketing and business development	1,372,525	253,182
General and administrative (including non-cash compensation of $119,328 and $415,597, respectively)	1,802,358	967,364

Loss before interest	(1,262,753)	(1,153,759)
Interest (expense) income	(1,296,102)	695

Net loss before income taxes	$(2,558,855)	$(1,153,064)
Income taxes	(52,163)	—

Net loss	$(2,611,018)	$(1,153,064)

Computation of loss applicable to common shareholders
Net loss before beneficial conversion and preferred dividends	$(2,611,018)	$(1,153,064)
Beneficial conversion and preferred dividends	(220,179)	(2,338,408)

Loss attributable to common stockholders	$(2,831,197)	$(3,491,472)

Basic and diluted net loss per share attributable to common stockholders	$(0.88)	$(3.60)

Weighted-average number common shares—basic and diluted	3,209,597	971,115

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operating activities
Net loss	$(2,611,018)	$(1,153,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509,441	52,303
Stock-based compensation, consulting and other fees	119,328	415,597
Non-cash interest expense	1,119,398	—
Changes in operating assets and liabilities net of effect of acquisition of business:
Accounts receivable	207,574	90,420
Prepaid expenses and other assets	(37,900)	1,799
Accounts payable and accrued expenses	(61,121)	(50,930)
Deferred revenue	330,244	(124,581)
Deferred product cost	—	14,028

Net cash used in operating activities	(424,054)	(754,428)
Investing activities
Acquisition deposits to Platinum Equity, LLC	(1,003,835)	—
Kenosia acquisition net of cash acquired of $6,125	(464,049)	—
Purchase of property and equipment	(42,011)	—

Net cash used in investing activities	(1,509,895)	—
Financing activities
Repayment of Subordinated notes	(1,500,000)	—
Repayment of Senior notes	(6,825,000)	—
Proceeds from new Senior notes, net of issuance cost of $1,083,872	8,916,128	—
Proceeds from Promissory Note	500,000	—
Proceeds from issuance of preferred and common stock, net of issuance cost	—	700,000

Net cash provided by financing activities	1,091,128	700,000
Effect of exchange rate changes on cash	45,841	(25,186)

Net decrease in cash and cash equivalents	(796,980)	(79,614)
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$751,033	$35,877

Supplemental disclosure of cash flow Information:
Income tax paid	$31,616	$—
Interest paid	$315,068	$—

Supplemental schedule of non-cash investing and financing activities:

For the three months ended September 30, 2005, the Company recorded $211,636 in connection with Convertible Preferred dividends.

On July 6, 2005, the Company acquired the stock of Kenosia (see Note 4). The following table summarizes the purchase transaction:

Purchase price:
Cash	1,247,175
Transaction costs	24,750
Note payable	500,000

Total purchase price	1,771,925

Less Fair Value of:
Assets acquired	1,611,793
Liability assumed	386,024

Goodwill	546,156

See accompanying notes to consolidated financial statements.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1.	Organization, Merger, Description of Business and Basis of Presentation

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the “Company”), operating under the name Halo Technology Holdings, is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

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

Gupta recently released its Linux product line. Compatible with its existing Microsoft Windows-based product line, the Linux line of products will enable developers to write one application to run in both Microsoft Windows and Linux operating systems.

Gupta has headquarters in California, and has a regional office in Munich and sales offices in London and Paris.

Warp Solutions, Inc. a wholly owned subsidiary of the Company, produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiary’s suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

On July 6, 2005 the Company purchased Kenosia Corporation (“Kenosia”). Kenosia is a software company whose products include its DataAlchemy product line. DataAlchemy is a sales and marketing analytics platform that is utilized by global companies to drive retail sales and profits through timely and effective analysis of transactional data. Kenosia’s installed customers span a wide range of industries, including consumer packaged goods, entertainment, pharmaceutical, automotive, spirits, wine and beer, brokers and retailers.

On October 26, 2005, the Company completed the acquisition of five software companies: Tesseract, DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc.

Tesseract, headquartered in San Francisco, is a total HR solutions provider offering an integrated Web-enabled HRMS suite. Tesseract’s Web-based solution suite allows HR users, employees and external service providers to communicate securely and electronically in real time. The integrated nature of the system allows for easy access to data and a higher level of accuracy for internal reporting, assessment and external data interface. Tesseract’s customer base includes corporations operating in a diverse range of industries, including financial services, transportation, utilities, insurance, manufacturing, petroleum, retail, and pharmaceuticals.

DAVID Corporation is a pioneer in Risk Management Information Systems. DAVID Corporation offers client/server-based products to companies that provide their own workers’ compensation and liability insurance. Many of DAVID Corporation’s clients have been using its products for 10 years or longer.

Process Software develops infrastructure software solutions for mission-critical environments, including industry-leading TCP/IP stacks, an Internet messaging product suite, and an anti-spam software subscription service to large enterprises worldwide. With a loyal customer base of over 5,000 organizations, including Global 2000 and Fortune 1000 companies,

Process Software has earned a strong reputation for meeting the stringent reliability and performance requirements of enterprise networks.

ProfitKey International develops and markets integrated manufacturing software and information control systems for make-to-order and make-to-stock manufacturers. ProfitKey’s offering includes a suite of e-business solutions that includes customer, supplier and sales portals. ProfitKey’s highly integrated system emphasizes online scheduling, capacity management, and cost management.

Foresight Software, Inc. provides client/server Enterprise Resource Planning and Customer Relationship Management software to global organizations that depend on customer service operations for critical market differentiation and competitive advantage. Foresight’s software products and services enable customers to deliver superior customer service while achieving maximum profitability.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

Note 2.	Summary of Significant Accounting Policies

Reclassification.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 40,822,622 and 1,913,270 (as adjusted for the November, 2004 one for 100 reverse stock split) of common shares as of September 30, 2005 and September 30, 2004, respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net loss, as reported	$(2,611,018)	$(1,153,064)
Add: Stock-based employee compensation expense included in reported net loss	47,500	319,523
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(383,778)	(374,613)

Net loss, pro forma	(2,947,296)	(1,208,154)
Beneficial conversion and preferred dividends	(220,179)	(2,338,408)

Net loss attributable to common stockholders—pro forma	$(3,167,475)	$(3,546,562)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(.88)	$(3.60)

Basic and diluted net loss per share attributable to common stockholders, pro forma	$(.99)	$(3.65)

Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Warp had accounted for its employees’ stock options under the fair value method provided by this statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions. Because the Company’s employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the period beginning July 1, 2006. The impact on this new standard, if it had been in effect on the net loss and related per share amounts of our three months ended September 30, 2005 and 2004 is disclosed above in Note 2 Summary of Significant Accounting Policies—Stock Based Compensation. We believe the adoption will have an effect on our results of operations.

On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS 123R.

In May 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ending June 30, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

Note 3.	Stockholders’ Equity

Common and Preferred Stock

On September 19, 2005, the Company issued 8,543 shares of Common Stock valued at $8,543 as a dividend to a former Series B preferred stockholder to settle a dispute on an inadvertent conversion.

On September 23, 2005, the Company issued 47,963 shares of Common Stock were issued to pay $100,000 of interest on its Subordinated Notes, which covers the interest period of May 1, 2005 to July 31, 2005.

On September 23, 2005, the Company issued 90,973 shares of Common Stock as Series C Preferred Stock dividend. The dividend period was April 1, 2005 to June 30, 2005. The value of Common Stock was $212,897.

During the three months ended, September 30, 2005, the holders of 256,451 Series C Preferred Stock converted their shares into Common Stock. The conversions were made on a one to one (1:1) ratio.

Warrants

On August 2, 2005, the Company issued warrants to acquire 843,617 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on the same date. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is incorporated herein by reference to Note 5 – “Credit Agreement” of the Notes to the Consolidated Financial Statements.

September 20, 2005, the Company issued to DCI Master LDC a warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The warrant was issued in connection with a Promissory Note issued to DCI Master LDC. Additional information related to the issuance of this warrant is incorporated herein by reference to Note 7 – “Promissory Note.” The exercise price for the warrant shares is $1.375, subject to adjustment as provided in the warrant. The warrant is exercisable until September 20, 2010. The warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the fair market value of the warrant shares is greater than the exercise price per share on the expiration date. The warrant also contains a cashless exercise provision. The warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.

Note 4.	Kenosia Corporation Acquisition and Unaudited Proforma Financial Information

On July 6, 2005 the Company purchased all of the stock of Kenosia Corporation (“Kenosia”) from Bristol Technology, Inc. for an aggregate purchase price of $1,800,000, subject to certain adjustments. Prior to the Closing, $800,000 of the Purchase Price was deposited into an escrow account, and subsequently released to Bristol at the Closing. The remainder of the Purchase Price is to be paid in two equal payments of $500,000 each, in cash. The first payment $447,175 (net of working capital adjustment) was made on September 1, 2005 and the second payment is due January 31, 2006. The results of Kenosia acquisition are reflected in the combined statement of operations as of the date of acquisition.

The Company’s management and the Board of directors believes that the purchase of Kenosia resulted in approximately $546,000 of goodwill and is justified because of Kenosia’s position in the marketplace and “Track record of positive cash flow”. The company expects all of the goodwill will be deductible for income tax purposes.

The net purchase price for Kenosia was $1,771,925, after certain transaction costs and net working capital adjustments. The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$6,125
Accounts receivables	312,750
Other current assets	15,000
Fixed assets	7,635
Intangibles	1,270,283
Goodwill	546,156
Accounts payable and accrued expenses	(10,978)
Deferred revenues	(375,046)

$1,771,925

Unaudited Pro Forma Financial Information.

The following unaudited pro forma financial information presents the consolidated operations of the Company for the three months ended September 30, 2004 as if the acquisitions of Gupta and Kenosia had occurred as of July 1, 2004. The following information does not include the effects of purchase accounting adjustments.

This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of Gupta and Kenosia been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

Three Months Ended September 30, 2004
Revenue	$4,915,572
Net loss	(732,581)
Loss per share	$(0.75)

No pro forma information is necessary for the three months ended September 30, 2005 since the results of operations for Gupta and Kenosia are presented in this historical period. For the period from July 1, 2005 through July 5, 2005, Kenosia had no significant operations.

Note 5.	Credit Agreement

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

The Credit Agreement and the other Financing Documents have the following material terms:

•	Subject to the terms and conditions of the Credit Agreement, the Lenders agreed to make available to the Company a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000.

•	The maximum amount of loans under Tranche A of the credit facility is $10,000,000. The purpose of amounts borrowed under Tranche A is to refinance certain of the Company’s existing debt and to pay certain costs and expenses incurred in connection with the closing under the Credit Agreement.

•	The maximum amount of loans under Tranche B of the credit facility is $15,000,000. Amounts borrowed under Tranche B may be used only to partially fund the acquisition by the Company of one or more companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,083,872. These closing costs have been deferred, and will be amortized over 4 years. $45,162 was amortized for the three months ended September 30, 2005. The remaining balance of $664,003 was used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized eighteen months after the closing date of the Credit Agreement, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing.

•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”— which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

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

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. . The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be accreted over 48 months. For the three months ended September 30, 2005, $66,650 was accreted and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

On October 26, 2005, in connection with the acquisition of the five software companies (referred to as “Agreements to Acquire Five Software Companies” in Note 6 of the Notes to the Consolidated Financial Statements), the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. Additional information related to the terms of this amendment is incorporated herein by reference to Note 11 – “Subsequent Events” of the Notes to the Consolidated Financial Statements.

Note 6.	Agreements to Acquire Five Software Companies

On September 12, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Platinum Equity, LLC (the “David/ProfitKey Seller”), EnergyTRACS Acquisition Corp. (the “Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with the David/ProfitKey Seller and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC (the “Acquisition”). Under the terms of the Purchase Agreement, the David/ProfitKey Seller shall sell, assign and deliver 100% of the common stock, no par value per share of the David Corporation, a California Corporation (the “David Stock”) and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company (the “ProfitKey Membership Interest”), the Foresight Seller shall sell, assign and deliver 100% of the common stock, par

13

value $0.01 per share of the Forsight Software, Inc., a Delaware corporation (the “Foresight Stock”) and the Process Seller shall sell, assign and deliver a 100% membership interest in Process Software, LLC, a Delaware limited liability company (the “Process Membership Interest”) to the Company in exchange for the payment of an aggregate of Twelve Million Dollars ($12,000,000) in cash.

The Acquisition closed on October 26, 2005. The Company raised the funds to close the Acquisition and the Merger described below from lenders under its existing Credit Agreement, and from equity investors.

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

In connection with the issuance of Series D Preferred Stock to Tesseract, the Company has agreed to enter into a Registration Rights Agreement pursuant to which the Company agrees to register the common stock issuable upon conversion of the Series D Preferred Stock. The terms of the Series D Preferred Stock and Registration Rights Agreement have been agreed upon, and disclosed in Note 11 – “Subsequent Events” of the Notes to the Consolidated Financial Statements.

The pro forma information of this acquisition is not currently available, and will be provided in future filings.

Note 7.	Promissory Note

On September 20, 2005, the Company entered into a Promissory Note in the principal amount of Five Hundred Thousand Dollars ($500,000) payable to the order of DCI Master LDC or its affiliates. Interest accrues under the Promissory Note at the rate of ten percent (10%) per annum. The principal amount of the Promissory Note, together with accrued interest, is due and payable 90 days after the date it was entered into, December 19, 2005, unless the Promissory Note is converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined.

Also on September 20, 2005, the Company issued to DCI Master LDC a Warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrant was issued in connection with the Promissory Note described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.

The proceeds from the Promissory Note were allocated to the fair value of the warrants and Promissory Note. Based on the fair market value, $276,606 was allocated to the warrants and the remainder of $223,394 was allocated to Promissory Note. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to the Promissory Note will be accreted over 3 months. For the three months ended September 30, 2005, $30,734 was accreted and charged to interest expense.

Note 8.	Registration Rights

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

If (i) the registration statement has not been filed with the Commission by the filing deadline or (ii) the registration statement has not been declared effective by the Commission before the date that is ninety (90) days after the filing deadline or, in the event of a review of the Registration Statement by the Commission, one hundred and twenty (120) days after the filing deadline, or (iii) after the registration statement is declared effective, the registration statement or related prospectus ceases for any reason to be available to the investors and noteholders as to all Conversion Shares the offer and sale of which it is required to cover at any time prior to the expiration of the effectiveness period (as defined in the Investors’ Agreement) for an aggregate of more than twenty (20) consecutive trading days or an aggregate of forty (40) trading days (which need not be consecutive) in any twelve (12) month period, the Company will pay to the Investors an amount in cash equal to 2% of the face value of the Series C Stock issued under the Subscription Agreement or upon conversion of the Bridge Notes, and 2% in cash of the principal amount of the Senior Notes and Subordinated Notes, and will continue to pay such 2% monthly penalties every thirty days until such registration statement if filed, declared effective and available to the investors at the earliest practicable date thereafter. The registration statement was filed after the date due. Accordingly, the Company may have incurred a penalty. The Company is seeking an acknowledgement from the affected investors that no penalty has yet incurred and that no such penalty will be incurred so long as the registration statement is declared effective within the applicable time period. If such acknowledgement is not forthcoming, the Company will seek a waiver of the penalty. As there can be no assurance it will receive an acknowledgement or waiver, the Company accrued $386,000 for the fiscal year ended June 30, 2005.

Note 9.	Series C Subscription Agreement.

On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the “Subscription Agreement”), with the Investors. Since the Series C Notes were not converted by March 17, 2005, due to a delay in receiving approval required before effecting the Amendment to the Company’s Articles of Incorporation, the Company may be required to pay to the Investors a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes. Accordingly, the Company anticipates that it will need to obtain a waiver or an acknowledgment that the penalties do not apply. The Company intends to work with the Investors to obtain waiver of this penalty or an acknowledgement that no penalty is due, and has received such waiver and acknowledgement from certain Investors. However, there is no assurance that the Company will receive sufficient waivers or acknowledgements from other Investors. As such the Company accrued $647,500 for this penalty for the fiscal year ended June 30, 2005.

Note 10.	Commitments and Contingencies

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

Note 11.	Subsequent Events

Certain Convertible Notes and Warrants.

On October 21, 2005, the Company entered into certain convertible promissory notes (the “Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the Notes at the rate of ten percent (10%) per annum. The principal amount of the Notes, together with accrued interest, is due and payable 90 days after the date it was entered into, unless the Notes are converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined. Also on October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Notes described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.

Halo Technology Holdings 2005 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders held October 21, 2005, the stockholders of the Company approved the Halo Technology Holdings 2005 Equity Incentive Plan (the “2005 Plan”). The Compensation Committee of the Board of Directors of the Company will administer the 2005 Plan, including selecting the employees, consultants and directors to be granted Awards under the 2005 Plan and determining the type and size of each Award and the terms and conditions of each Award. The Company’s employees, consultants and directors, or the employees, consultants and directors of the Company’s related companies, may receive Awards under the 2005 Plan. The types of Awards that may be granted under the 2005 Plan are stock options (both incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, contract stock, bonus stock and dividend equivalent rights. Subject to adjustment for stock splits and similar events, the total number of shares of common stock that can be delivered under the 2005 Plan is 8,400,000 shares. No employee may receive options, stock appreciation rights, shares or dividend equivalent rights for more than four million shares during any calendar year. No incentive stock option will be granted under the 2005 Plan after September 13, 2015.

Option Awards.

As a result of stockholder approval of the 2005 Plan on October 21, 2005, certain executive officers and directors of the Company received options previously approved by the Board of Directors of the Company and previously disclosed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 7, 2005. Rodney A. Bienvenu, Jr., Brian Sisko, Ernest Mysogland and Jeff Bailey received stock options for 1,800,000 shares, 600,000 shares, 200,000 shares and 25,000 shares, respectively. The exercise price for Messrs. Bienvenu and Mysogland’s options is $1.19 per share (110% of Fair Market Value on the date of grant) and the exercise price for Messrs. Sisko and Bailey’s options is $1.08 per share (the Fair Market Value on the date of grant). The options granted to Messrs. Bienvenu and Mysogland have a five year term and the options granted to Messrs. Sisko and Bailey have a ten year term. John A. Boehmer, David M. Howitt and Mark J. Lotke, the non-employee directors, each received a stock option for 45,000 shares. These options all have an exercise price of $1.08 per share and a ten year term. Additionally, Jeff Bailey, Chief Executive Officer of Gupta Technologies, LLC, the Company’s subsidiary, and Takeshi Taniguchi, Corporate Controller of Gupta received performance-vesting stock options for 225,000 and 10,000 shares, respectively. These options will vest if Gupta achieves specified increases in EBITDA as determined by the Compensation Committee for the fiscal year July 1, 2005 through June 30, 2006. These options have an exercise price of $1.08 per share and a ten year term.

Completion of Acquisitions and Related Transactions

Foresight, Milgo, ProfitKey International and David Corporation Purchase Agreement

On October 26, 2005, the Company completed the transactions contemplated by that certain Purchase Agreement (the “Purchase Agreement”) dated as of September 12, 2005 by and among the Company and Platinum Equity, LLC (“Platinum”), EnergyTRACS Acquisition Corp. (the “Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with Platinum and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC (the “Acquisition”). Pursuant to the Purchase Agreement, Platinum sold, assigned and delivered 100% of the common stock, no par value per share of the David Corporation, a California Corporation and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company, the Foresight Seller sold, assigned and delivered 100% of the common stock, par value $0.01 per share of the Foresight Software, Inc., a Delaware corporation and the Process Seller sold, assigned and delivered a 100% membership interest in Process Software, LLC, a Delaware limited liability company to the Company in exchange for the payment of an aggregate of Twelve Million Dollars ($12,000,000) in cash.

Tesseract Merger Agreement and Amendment

On October 26, 2005, the Company completed the transactions contemplated by the Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company, TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to the Merger Agreement, dated October 26, 2005, by and among, the Company, Platinum, Tesseract, Merger Sub and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, as amended, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The aggregate consideration payable pursuant to the Merger to Platinum as the holder of 100% of the common stock, par value $0.01 per share of Tesseract (the “Stock”) consisted of (i) $4,500,000 in cash payable at Closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. Additionally, the Merger Agreement, as amended, provided for a Working Capital Adjustment of $1,000,000 to be paid by the Company to Platinum no later than November 30, 2005. If not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted to up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the merger consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder.

The Company financed the purchase price under the Purchase Agreement and the Merger Agreement in part with borrowings under its $50,000,000 credit facility with Fortress Credit Opportunities LLP and Fortress Credit Corp. On October 26, 2005, in connection with the closings of the above described transactions, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement, as more fully described below.

Promissory Note to Platinum

On October 26, 2005, as part of the Merger Consideration under the Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,0000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.

Amendment Agreement No. 1 to Credit Agreement

On October 26, 2005, in connection with the Purchase Agreement and the Merger Agreement, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. The rate of interest (the “Interest Rate”) payable on the loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears. The terms of the Credit Agreement regarding repayment, and the terms under which the maturity of outstanding amounts may be accelerated or amounts due increased, and the other recourse terms, remain unchanged from the terms of the Credit Agreement and have been previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, and in the Current Report on Form 8-K filed on August 8, 2005.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion is based on, and should be read together with, the Company’s accompanying unaudited consolidated financial statements, and the notes to such financial statements, which are included in this report, and with the Company’s Form 10-KSB for the year ended June 30, 2005.

Description of Business

Warp Technology Holdings, Inc. (collectively with its subsidiaries, the “Company”), operating under the name Halo Technology Holdings, is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

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

Gupta recently released its Linux product line. Compatible with its existing Microsoft Windows-based product line, the Linux line of products will enable developers to write one application to run in both Microsoft Windows and Linux operating systems.

Gupta has headquarters in California, and has a regional office in Munich and sales offices in London and Paris.

Warp Solutions, Inc. a wholly owned subsidiary of the Company, produce a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiary’s suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

On July 6, 2005 the Company purchased Kenosia Corporation (“Kenosia”). Kenosia is a software company whose products include its DataAlchemy product line. DataAlchemy is a sales and marketing analytics platform that is utilized by global companies to drive retail sales and profits through timely and effective analysis of transactional data. Kenosia’s installed customers span a wide range of industries, including consumer packaged goods, entertainment, pharmaceutical, automotive, spirits, wine and beer, brokers and retailers.

On October 26, 2005, the Company completed the acquisition of five software companies: Tesseract, DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc.

Tesseract, headquartered in San Francisco, is a total HR solutions provider offering an integrated Web-enabled HRMS suite. Tesseract’s Web-based solution suite allows HR users, employees and external service providers to communicate securely and electronically in real time. The integrated nature of the system allows for easy access to data and a higher level of accuracy for internal reporting, assessment and external data interface. Tesseract’s customer base includes corporations operating in a diverse range of industries, including financial services, transportation, utilities, insurance, manufacturing, petroleum, retail, and pharmaceuticals.

DAVID Corporation is a pioneer in Risk Management Information Systems. DAVID Corporation offers client/server-based products to companies that provide their own workers’ compensation and liability insurance. Many of DAVID Corporation’s clients have been using its products for 10 years or longer.

Process Software develops infrastructure software solutions for mission-critical environments, including industry-leading TCP/IP stacks, an Internet messaging product suite, and an anti-spam software subscription service to large enterprises worldwide. With a loyal customer base of over 5,000 organizations, including Global 2000 and Fortune 1000 companies, Process Software has earned a strong reputation for meeting the stringent reliability and performance requirements of enterprise networks.

ProfitKey International develops and markets integrated manufacturing software and information control systems for make-to-order and make-to-stock manufacturers. ProfitKey’s offering includes a suite of e-business solutions that includes customer, supplier and sales portals. ProfitKey’s highly integrated system emphasizes online scheduling, capacity management, and cost management.

Foresight Software, Inc. provides client/server Enterprise Resource Planning and Customer Relationship Management software to global organizations that depend on customer service operations for critical market differentiation and competitive advantage. Foresight’s software products and services enable customers to deliver superior customer service while achieving maximum profitability.

Results of Operations

Three months ended September 30, 2005 vs. 2004

During the three months ending September 30, 2005, the Company recognized $3,208,329 of revenues, compared to $157,881 for the three months ending September 30, 2004. The increase in revenue was due primarily to the acquisition of Gupta and Kenosia, which accounted for $2,920,551 and $284,418, respectively.

Cost of sales for the three months ending September 30, 2005 was $339,642, as compared to $14,028 for the same period in 2004. The increase in cost of revenue is directly related to the increase in revenues from Gutpa and Kenosia.

Product development expenses were $956,557 and $77,066 for the three months ending September 30, 2005 and September 30, 2004 respectively. The increase in product development expenses was due to the acquisition of Gupta and Kenosia, which accounted for approximately $935,429 of the product development expense.

Sales, marketing and business development expenses were $1,372,525 and $253,182 for the three months ending September 30, 2005 and September 30, 2004, respectively. The increase in sales, marketing and business development expenses was due to the acquisition of Gupta and Kenosia, which accounted for $1,264,221 of the sales and marketing expense.

General and administrative expense was $1,802,358 and $967,364 for the three months ending September 30, 2005 and September 30, 2004 respectively. The increase of $834,994 in general and administrative expense was due primarily to the acquisition of Gupta and Kenosia, which was offset by a decrease of $296,269 in non-cash compensation.

Net Operating Loss Carryforwards

The Company has a U.S. Federal net operating loss carry forward of approximately $36,443,000 as of September 30, 2005, which may be used to reduce taxable income in future years through the year 2025. The deferred tax asset primarily resulting from net operating losses was approximately $14,478,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

The Company has foreign subsidiaries based in the United Kingdom, Canada and Germany and is responsible for paying certain foreign income taxes. As a result, there is an income tax provision of $52,163 and $0 for the three months ending September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

To date, the Company has financed its operations primarily through the sale of equity securities and debt. As of September 30, 2005 the Company had approximately $751,000 in cash and cash equivalents.

The Company’s future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company’s ability to maintain its current customers and successfully market its products. Management believes that with the $751,000 and cash flows from Gupta, Kenosia and the recently acquired subsidiaries the Company has sufficient capital for the next year.

For the three months ending September 30, 2005 and 2004 the Company used approximately $424,000 and $750,000, respectively to fund its operations. The cash in 2005 and 2004 was used primarily to fund operating losses. The loss for the three month ended September 30, 2005 was mainly due to seasonal customer buying patterns related to Gupta’s business. In recent years, Gupta has generally experienced relatively weaker demand in the quarters ending June 30 and September 30.

For the three months ended September 30, 2005, the Company used approximately $1.5 million for investing activities. The Company paid approximately $464,000 in cash for the acquisition of Kenosia and deposited approximately $1,004,000 to purchase the Five Software Companies from Platinum Equity, LLC.

For the three months ended September 30, 2005, the Company raised approximately $10.5 million, of which $10 million was used to refinance long-term debt.

As more fully described in Subsequent Events, on October 26, 2005, the Company closed two transactions for the acquisition of five software companies from Platinum Equity for a total purchase price of approximately $26,300,000. The acquisitions were funded by issuance of senior debt in the amount of $15,000,000 from a third party lender; issuance of 7,045,454 shares of the Companies’ Series D Preferred Stock to the seller, valued at $6,750,000; issuance of subordinated debt to the seller in the amount of $1,750,000, issuance of a note payable to the seller for $1,000,000; the issuance of bridge notes payable to investors in the amount of $1,000,000; and the remainder funded out of working capital.

For the fiscal year ending June 30, 2006, the Company anticipates spending approximately $3.5 million and $.3 million on research and development for Gupta and Kenosia, respectively. These costs are expected to be funded from the working capital. The future research and development costs for the newly acquired subsidiaries have not been determined.

The Company accrued $1,033,500 for the fiscal year ended June 30, 2005 for potential penalties as described in notes 8 and 9 to the financial statements included in this report.

Subsequent Events

Certain Convertible Notes and Warrants.

On October 21, 2005, the Company entered into certain convertible promissory notes (the “Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the Notes at the rate of ten percent (10%) per annum. The principal amount of the Notes, together with accrued interest, is due and payable 90 days after the date it was entered into, unless the Notes are converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined. Also on October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Notes described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants, October 21, 2010. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.

Halo Technology Holdings 2005 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders held October 21, 2005, the stockholders of the Company approved the Halo Technology Holdings 2005 Equity Incentive Plan (the “2005 Plan”). The Compensation Committee of the Board of Directors of the Company will administer the 2005 Plan, including selecting the employees, consultants and directors to be granted Awards under the 2005 Plan and determining the type and size of each Award and the terms and conditions of each Award. The Company’s employees, consultants and directors, or the employees, consultants and directors of the Company’s related companies, may receive Awards under the 2005 Plan. The types of Awards that may be granted under the 2005 Plan are stock options (both incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, contract stock, bonus stock and dividend equivalent rights. Subject to adjustment for stock splits and similar events, the total number of shares of common stock that can be delivered under the 2005 Plan is 8,400,000 shares. No employee may receive options, stock appreciation rights, shares or dividend equivalent rights for more than four million shares during any calendar year. No incentive stock option will be granted under the 2005 Plan after September 13, 2015.

Option Awards

As a result of stockholder approval of the 2005 Plan on October 21, 2005, certain executive officers and directors of the Company received options previously approved by the Board of Directors of the Company and previously disclosed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 7, 2005. Rodney A. Bienvenu, Jr., Brian Sisko, Ernest Mysogland and Jeff Bailey received stock options for 1,800,000 shares, 600,000 shares, 200,000 shares and 25,000 shares, respectively. The exercise price for Messrs. Bienvenu and Mysogland’s options is $1.19 per share (110% of Fair Market Value on the date of grant) and the exercise price for Messrs. Sisko and Bailey’s options is $1.08 per share (the Fair Market Value on the date of grant). The options granted to Messrs. Bienvenu and Mysogland have a five year term and the options granted to Messrs. Sisko and Bailey have a ten year term. John A. Boehmer, David M. Howitt and Mark J. Lotke, the non-employee directors, each received a stock option for 45,000 shares. These options all have an exercise price of $1.08 per share and a ten year term. Additionally, Jeff Bailey, Chief Executive Officer of Gupta Technologies, LLC, the Company’s subsidiary, and Takeshi Taniguchi, Corporate Controller of Gupta received performance-vesting stock options for 225,000 and 10,000 shares, respectively. These options will vest if Gupta achieves specified increases in EBITDA as determined by the Compensation Committee for the fiscal year July 1, 2005 through June 30, 2006. These options have an exercise price of $1.08 per share and a ten year term.

Completion of Acquisitions and Related Transactions

Foresight, Milgo, ProfitKey International and David Corporation Purchase Agreement

On October 26, 2005, the Company completed the transactions contemplated by that certain Purchase Agreement (the “Purchase Agreement”) dated as of September 12, 2005 by and among the Company and Platinum Equity, LLC (“Platinum”), EnergyTRACS Acquisition Corp. (the “Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with Platinum and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC (the “Acquisition”). Pursuant to the Purchase Agreement, Platinum sold, assigned and delivered 100% of the common stock, no par value per share of the David Corporation, a California Corporation and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company, the Foresight Seller sold, assigned and delivered 100% of the common stock, par value $0.01 per share of the Foresight Software, Inc., a Delaware corporation and the Process Seller sold, assigned and delivered a 100% membership interest in Process Software, LLC, a Delaware limited liability company to the Company in exchange for the payment of an aggregate of Twelve Million Dollars ($12,000,000) in cash.

Tesseract Merger Agreement and Amendment

On October 26, 2005, the Company completed the transactions contemplated by the Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company, TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to the Merger Agreement, dated October 26, 2005, by and among, the Company, Platinum, Tesseract, Merger Sub and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, as amended, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The aggregate consideration payable pursuant to the Merger to Platinum as the holder of 100% of the common stock, par value $0.01 per share of Tesseract (the “Stock”) consisted of (i) $4,500,000 in cash payable at Closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. Additionally, the Merger Agreement, as amended, provided for a Working Capital Adjustment of $1,000,000 to be paid by the Company to Platinum no later than November 30, 2005. If not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted to up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the merger consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder.

The Company financed the purchase price under the Purchase Agreement and the Merger Agreement in part with borrowings under its $50,000,000 credit facility with Fortress Credit Opportunities LLP and Fortress Credit Corp. On October 26, 2005, in connection with the closings of the above described transactions, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement, as more fully described below.

Material Relationship to Platinum

Gupta Holdings, LLC, an affiliate of Platinum, the Seller in the Tesseract Merger Agreement and a Seller under the Purchase Agreement, owns 2,020,000 shares of Series C Preferred Stock of the Company, which is convertible into 2,020,000 shares of Common Stock of the Company, and warrants to acquire 2,312,336 shares of Common Stock. On an as converted basis prior to the consummation of Merger and the acquisitions under the Purchase Agreement, the shares of Series C Preferred Stock held by Gupta Holdings, LLC would represent approximately 10% of the then outstanding shares of Common Stock of the Company.

Promissory Note to Platinum

On October 26, 2005, as part of the Merger Consideration under the Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,0000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.

Amendment Agreement No. 1 to Credit Agreement

On October 26, 2005, in connection with the Purchase Agreement and the Merger Agreement, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. The rate of interest (the “Interest Rate”) payable on the loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears. The terms of the Credit Agreement regarding repayment, and the terms under which the maturity of outstanding amounts may be accelerated or amounts due increased, and the other recourse terms, remain unchanged from the terms of the Credit Agreement and have been previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, and in the Current Report on Form 8-K filed on August 8, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the period beginning July 1, 2006. The impact on this new standard, if it had been in effect on the net loss and related per share amounts of our three months ended September 30, 2005 and 2004 is disclosed above in Note 2 Summary of Significant Accounting Policies—Stock Based Compensation. We believe the adoption will have an effect on our results of operations.

On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). Although not altering any conclusions reached in SFAS 123R, SAB 107 provides the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretative guidance on share-based payment set forth in SAB 107 during the Company’s adoption of SFAS 123R.

In May 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ending June 30, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

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

We have identified the accounting policies below as the policies critical to the Company’s business operations and the understanding of the Company’s results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of the Company’s consolidated financial statements:

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Trade names are considered to have indefinite life. All other intangibles are being amortized over their estimated useful life of three to ten years.

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

ITEM 3.	Controls And Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s chief executive officer, and Jeff Bailey, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures

(as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Bailey have each concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

ITEM 2.	Unregistered Sales of Equity Securities and use of Proceeds.

On August 2, 2005, in connection with the Credit Agreement (the “Credit Agreement”) between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto, Fortress Credit Corp. as original lender (together with any additional lenders, the “Lenders”), and Fortress Credit Corp. as Agent (the “Agent”), the Company entered into a Warrant Agreement with the Agent (the “Warrant Agreement”).

•	Pursuant to this Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company if the Lenders make all the advances under the total commitments of the credit facility.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Pursuant to the Warrant Agreement, since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

On September 20, 2005, the Company issued to DCI Master LDC a Warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrant was issued in connection with the Note described under Note 7 – “Promissory Note” to the financial statements included in this Report. The Note is also described in Item 2.03 of the Company’s Current Report on Form 8-K filed September 26, 2005 and incorporated herein by reference. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice. A copy of the Warrant is attached as Exhibit 10.89 to the Company’s Current Report on Form 8-K filed September 26, 2005 and is incorporated herein by reference. The foregoing description of the Warrant is qualified in its entirety by reference to the full text of the Warrant.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits And Reports On Form 8-K.

(a) Exhibits:

The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2(1)	Bylaws of WARP Technology Holdings, Inc.

3.3(2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4(6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6(7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7(7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8(10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9(12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10(16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11(17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12(26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

4.1(1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2(13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3(14)	Form of Amended and Restated Subordinated Secured Promissory Note.

Exhibit No.	Description of Exhibit
4.4(14)	Form of Senior Secured Promissory Note.

4.5(14)	Form of Initial Warrant and Additional Warrant

4.6(14)	Form of Subordinated Secured Promissory Note

4.7(14)	Form of Warrant

4.8(14)	Form of Convertible Promissory Note

4.9(19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10(20)	Form of Promissory Note

4.11(20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

4.12(24)	Form of Promissory Note first issued October 21, 2005.

4.13(24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

Exhibit No.	Description of Exhibit
10.1(10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3(3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4(3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5(3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6(3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7(4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8(5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9(5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10(5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11(5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12(6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13(8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14(8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15(9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16(10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17(10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18(11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20(11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22(11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24(11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26(11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

Exhibit No.	Description of Exhibit
10.27(11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30(13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31(13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32(13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33(14)	Amendment No. 2 to Extension Agreement by and between the Company and Gupta Holdings, LLC.

10.34(14)	Amendment No. 3 to Extension Agreement by and between the Company and Gupta Holdings, LLC

10.35(14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC

10.36(14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between the Company and the Investors as identified therein.

10.37(14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.

10.38(14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.39(14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.40(14)	Senior Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.41(14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.42(14)	Senior Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.43(14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.44(14)	Senior Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.45(14)	Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.46(14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.47(14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

Exhibit No.	Description of Exhibit
10.48(14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.49(14)	Subordinated Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.50(14)	Intercreditor and Subordination Agreement dated as of January 31, 2005, by and among: the Subordinated Noteholders, the Senior Noteholders, the Company, Warp Solutions, Inc., Gupta Technologies, LLC, and the Collateral Agent (as such terms are defined therein).

10.51(14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52(14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53(15)	Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi.

10.54(18)	Letter Agreement dated October 31, 2003 by and between Gupta Technologies, LLC and Jeffrey L. Bailey.

10.55(18)	Letter Agreement dated August 4, 2004 by and between Gupta Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.

10.56(18)	Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.

10.57(18)	Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.

10.58(18)	Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended January 1, 2005.

10.59(18)	Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended October 1, 2004.

10.60(18)	Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC.

10.61(18)	OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta Technologies, LLC, as amended September 8, 1995, September 30, 1999, December 21, 1999, March 23, 2001, and December 31, 2004.

10.62(18)	Service Agreement dated March 27, 2002 by and between Offshore Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.

10.63(18)	Services Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.64(18)	OEM Product Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.65(18)	Qt Commercial License Agreement for Enterprise Edition dated as of December 15, 2004 by and between Trolltech Inc. and Gupta Technologies, LLC.

10.66(18)	OEM License Agreement dated January 1, 2004 by and between Graphics Server Technologies, L.P. and Gupta Technologies, LLC.

Exhibit No.	Description of Exhibit
10.67(18)	Shrinkwrap software license agreement with Data Techniques, Inc. for the ImageMan software product.

10.68(18)	Shrinkwrap software license agreement with Rogue Wave Software Inc. for the Rogue Wave Stingray software product.

10.69(18)	Lease Agreement dated July 19, 2001 by and between Westport Joint Venture and Gupta Technologies, LLC, together with amendments thereto.

10.70(18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71(19)	Pledge and Security Agreement by and among the Company, Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72(20)	Credit Agreement dated August 2, 2005 between Warp Technologies, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73(20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technologies Holdings, Inc., and Fortress Credit Corp.

10.74(20)	Security Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.75(20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.76(20)	Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.77(20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc, the Subsidiaries of Warp Technologies Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.78(20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79(20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80(20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.81(20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82(20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83(20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84(21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85(21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86(22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87(22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88(23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

Exhibit No.	Description of Exhibit
10.89(23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

10.90(25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91(25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92(25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93(25)	Fiscal 2006 Halo Senior Management Incentive Plan 10.93 (25)

10.94(26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95(26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96(26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97(26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98(26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99(26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100(26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101(26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102(26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103(26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104(26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105(26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106(26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107(26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108(26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

21.1(*)	Subsidiaries of the Company.

31.1(*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1(*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(*)	Filed herewith.

(b) Reports on Form 8-K:

The following reports on Form 8-K have been filed during the time period covered by this report:

Current Report on Form 8-K filed July 11, 2005, disclosing the completion of the acquisition of Kenosia, the Company’s entering into a promissory note and other material agreements in connection with the closing of the acquisition, and the financial obligations created thereby.

Current Report on Form 8-K filed August 8, 2005, disclosing that the Company had entered material agreements for a $50,000,000 credit facility, including a credit agreement and related security agreements, the financial obligations created thereby, and certain warrants issued to the lenders in connection with the credit facility.

Amendment to Current Report on Form 8-K/A filed August 16, 2005, amending and restating the Current Report filed on August 8, 2005, and including as exhibits copies of the material agreements entered into.

Current Report on Form 8-K filed September 2, 2005, disclosing that the Company had entered into a lease for office space where it relocated its principal executive offices and the financial obligations created thereby, and including a copy as the exhibit.

Current Report on Form 8-K filed September 12, 2005, disclosing a press release concerning the entering of agreements to acquire five software companies.

Current Report on Form 8-K filed September 14, 2005, disclosing certain information under Regulation FD concerning the five companies that the Company agreed to acquire.

Current Report on Form 8-K filed September 16, 2005, disclosing the terms of material agreements that the Company entered into to acquire five software companies, and including copies of such agreements as exhibits.

Current Report on Form 8-K filed September 26, 2005, disclosing the terms of a convertible note in the amount of $500,000 and a warrant to acquire 181,818 shares of the Company’s common stock and the obligations created thereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARP TECHNOLOGY HOLDINGS, INC.

November 14, 2005	By:	/s/ RODNEY A. BIENVENU, JR.
Rodney A. Bienvenu, Jr.,
Chief Executive Officer & Chairman
(as Registrant’s Principal Executive Officer and duly authorized officer)

November 14, 2005	By:	/s/ JEFF BAILEY
Jeff Bailey
Chief Financial Officer
(as Registrant’s Principal Financial Officer)

EXHIBIT INDEX

The following Exhibits are filed herewith:

Exhibit Number	Description of Document
21.1	Subsidiaries of the Company.

31.1	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.