Form 10QSB
period 2005-12-31
WARP TECHNOLOGY HOLDINGS INC
filed 2006-02-15
CIK 1125052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended December 31, 2005
or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission File No. 000-33197
WARP TECHNOLOGY HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0467845
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number
200 Railroad Avenue, 3rd Floor, Greenwich, CT 06830
(Address of principal executive office)
Issuer’s telephone number: (203) 422-2950
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 11, 2006, there were 5,601,548 shares of Common Stock, par value $.00001 per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

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
EX-21.1: SUBSIDIARIES OF THE COMPANY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

WARP Technology Holdings, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,844,373	$1,548,013
Accounts receivable, net of allowance for doubtful accounts of $139,973 and $30,845 respectively	4,550,514	2,024,699
Due from Platinum Equity, LLC	465,000	—
Prepaid expenses and other current assets	925,460	409,496

Total current assets	7,785,347	3,982,208
Property and equipment, net	286,369	223,025
Deferred financing costs, net	1,529,036	476,876
Intangible assets, net of accumulated amortization of $1,950,503 and $756,064 respectively	24,604,981	15,678,736
Goodwill	28,730,708	7,055,264
Investment and other assets	193,190	884,379

Total assets	$63,129,631	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,832,028	$872,433
Accrued expenses	6,825,837	3,752,731
Note payable to Bristol Technology, Inc.	500,000	—
Note and Working Capital Adjustment payable to Platinum Equity, LLC	2,750,000	—
Notes payable	1,591,770	—
Deferred revenue	11,263,432	3,392,896
Due to ISIS	1,293,717	1,293,534

Total current liabilities	26,056,784	9,311,594
Subordinate notes payable	1,453,504	2,317,710
Senior notes payable	21,763,619	6,446,750
Other long term liabilities	52,972	43,275

Total liabilities	49,326,879	18,119,329
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 13,802,837 and 14,193,095 issued and outstanding (Liquidation value — $13,802,837 and $14,193,095) respectively	13,802,837	14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	208,006	212,897
Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	6,750,000	—
Shares of Common Stock to be issued for accrued dividends on Series D Preferred Stock	165,372
Shares of Common Stock to be issued for accrued interest on subordinated debt	41,667	—
Common stock: $.00001 par value; 150,000,000 shares authorized, 5,601,548 and 3,110,800 shares issued and outstanding respectively	56	31
Additional paid-in-capital	64,733,038	59,431,331
Deferred compensation	(874,123)	(970,711)
Accumulated other comprehensive loss	(71,087)	(105,262)
Accumulated deficit	(70,953,016)	(62,580,224)

Total stockholders’ equity	13,802,752	10,181,159

Total liabilities and stockholders’ equity	$63,129,631	$28,300,488

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue
Licenses	$1,504,493	$85,311	$2,819,062	$211,616
Services	3,866,219	21,328	5,759,979	52,904

Total revenues	5,370,712	106,639	8,579,041	264,520

Cost of revenue
Cost of licenses	154,766	39,730	200,500	53,758
Cost of services	804,140	—	1,098,048	—

Total cost of revenues	958,906	39,730	1,298,548	53,758

Gross Profit	4,411,806	66,909	7,280,493	210,762
Product development	1,560,236	35,657	2,516,793	112,723
Sales, marketing and business development	2,063,932	223,393	3,436,457	476,575
General and administrative (including non-cash compensation three months - 2005-$153,898; 2004-$127,145; six months - 2005-$273,226; 2004-$542,742)	3,663,824	251,019	5,466,182	1,218,383

Loss before interest	(2,876,186)	(443,160)	(4,138,939)	(1,596,919)
Interest expense	(2,257,705)	(46,374)	(3,553,807)	(45,679)

Loss before income taxes	(5,133,891)	(489,534)	(7,692,746)	(1,642,598)
Income taxes	(34,325)	—	(86,488)	—

Net Loss	$(5,168,216)	$(489,534)	$(7,779,234)	$(1,642,598)

Computation of loss applicable to common stockholders
Net loss before beneficial conversion and preferred dividends	$(5,168,216)	$(489,534)	$(7,779,234)	$(1,642,598)
Beneficial conversion and preferred dividends	(373,379)	(472,057)	(593,558)	(2,810,465)

Loss attributable to common stockholders	$(5,541,595)	$(961,591)	$(8,372,792)	$(4,453,063)

Basic and diluted net loss per share attributable to common stockholders	$(1.53)	$(0.99)	$(2.44)	$(4.59)

Weighted-average number common shares — basic and diluted	3,624,747	971,115	3,425,127	971,115

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Operating Activities
Net Loss	$(7,779,234)	$(1,642,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259,738	101,215
Non cash compensation	273,226	542,742
Non cash interest expense	2,425,544	—
Loss on sales of property and equipment	3,270	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(488,535)	33,199
Prepaid expenses and other current assets	(359,403)	15,631
Accounts payable and accrued expenses	931,287	(228,506)
Deferred revenue	3,468,677	(132,370)
Deferred product cost	—	14,028

Net cash used in operating activities	(265,430)	(1,296,659)

Investing activities
Purchase of property and equipment	(53,370)	—
Advance to Gupta Holdings LLC	—	(1,000,000)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,899	(15,867,102)	—
Kenosia acquisition, net of cash acquired of $6,125	(507,145)
Proceeds from sales of property and equipment	1,689	—

Net cash used in investing activities	(16,425,928)	(1,000,000)

Financing activities
Repayment of Bridge loan	—	950,100
Repayment of Subordinated notes	(1,500,000)	—
Repayment of Senior notes	(6,825,000)	—
Proceeds from Senior notes, net of issuance cost of $1,426,486	23,573,514	—
Proceeds from Promissory notes	1,700,000	—
Proceeds from issuance of preferred and common stock net of issuance costs	—	1,474,500

Net cash provided by financing activities	16,948,514	2,424,600

Effects of exchange rates on cash	39,204	(22,784)

Net increase in cash and cash equivalents	296,360	105,157
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$1,844,373	$220,648

Supplemental disclosure of cash flow information:
Income tax paid	$122,766	$—
Interest paid	$822,486	$—
Supplemental schedule of non-cash investing and financing activities:
     For the six months ended December 31, 2005, the Company recorded $593,558 in connection with convertible preferred dividends.

     In connection with the acquisition of Tesseract, the Company gave to Platinum Promissory Note and a working capital adjustment agreement for $2,750,000 and Series D Preferred Stock of $6,750,000. Transaction costs of $478,000 were accrued for the acquisitions of Tesseract, Process and Affiliates at December 31, 2005.
     On July 6, 2005, the Company acquired the stock of Kenosia (see Note 4). The following table summarizes the purchase transaction:

Purchase price:
Cash	$1,247,175
Transaction costs	67,845
Note Payable	500,000

Total purchase price	1,815,020

Fair Value of:
Assets acquired	(1,611,793)
Liability assumed	386,025

Goodwill	$589,252
     On October 26, 2005, the Company acquired Tesseract Corporation (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Cash	$3,500,000
Advances to Platinum made prior to September 30, 2005	1,000,000
Promissory Note and Working Capital Adjustment	2,750,000
Series D Preferred Stock	6,750,000
Transaction costs	126,500

Total purchase price	14,126,500

Fair Value of:
Assets acquired	(4,600,357)
Liability assumed	2,456,041

Goodwill	$11,982,184
     Also, on October 26, 2005, the Company acquired Process Software, LLC, David Corporation, ProfitKey International, LLC, and Foresight Software, Inc. (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Cash	$12,000,000
Transaction costs	351,500

Total purchase price	12,351,500

Fair Value of:
Assets acquired	(7,855,827)
Liability assumed	4,608,335

Goodwill	$9,104,008
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
     The Company is a holding company whose subsidiaries operate enterprise software and information technology businesses. In addition to holding its existing subsidiaries, the Company’s strategy is to pursue acquisitions of businesses which either complement the Company’s existing businesses or expand the industries in which the Company operates.
     On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, “Gupta”). Gupta is now a wholly owned subsidiary of the Company, and Gupta’s wholly owned subsidiaries, Gupta Technologies GmbH, a German corporation, and Gupta Technologies Ltd., a U.K. company, have become indirect subsidiaries of the Company.
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
     On October 26, 2005, the Company completed the acquisition of Tesseract and four other software companies, DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc. (collectively “Process and Affiliates”).
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.
Note 2. Summary of Significant Accounting Policies
Reclassification.
     Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.
Loss Per Share
     Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 46,642,643 and 2,049,170 of common shares as of December 31, 2005 and December 31, 2004, respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss, as reported	$(5,168,216)	$(489,534)	$(7,779,234)	$(1,642,598)
Add: Stock-based employee compensation expense included in reported net loss	82,070	74,500	129,570	359,000
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,163,880)	(77,480)	(1,336,120)	(370,210)

Net loss, pro forma	(6,250,026)	(492,514)	(8,985,784)	(1,653,808)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Beneficial conversion and preferred dividends	(373,379)	(472,057)	(593,558)	(2,810,465)

Net loss attributable to common stockholders—Pro forma	$(6,623,405)	$(964,571)	$(9,579,342)	$(4,464,273)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(1.53)	$(0.99)	$(2.44)	$(4.59)

Basic and diluted net loss per share attributable to common stockholders pro forma	$(1.82)	$(0.99)	$(2.80)	$(4.60)
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the period beginning January 1, 2006. The impact on this new standard, if it had been in effect on the net loss and related per share amounts of our three and six months ended December 31, 2005 and 2004 is disclosed above in Note 2 Summary of Significant Accounting Policies-Stock Based Compensation. We believe the adoption will have an effect on our results of operations.
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
     On September 23, 2005, the Company issued 47,963 shares of Common Stock to pay $100,000 of interest on its Subordinated Notes, which covers the interest period of May 1, 2005 to July 31, 2005.
     On September 23, 2005, the Company issued 90,973 shares of Common Stock as Series C Preferred Stock dividend. The dividend period was April 1, 2005 to June 30, 2005. The value of Common Stock was $212,897.
     On December 23, 2005, the Company issued 44,665 shares of Common Stock to pay $63,333 of interest on its Subordinated Notes, which covers the interest period of August 1, 2005 to October 31, 2005.
     Also on December 23, 2005, the Company issued 143,769 shares of Common Stock as Series C Preferred Stock dividend. The dividend period was July 1, 2005 to September 30, 2005. The value of Common Stock was $211,636.
     On December 31, 2005, the Company issued an aggregate of 664,577 shares of Common Stock valued at $910,470 to former Senior Noteholders and an aggregate of 1,100,000 shares valued at $1,507,000 to former and existing Subordinated Noteholders in exchange for the rescission of certain warrants as described below in “Warrants” section of Note 3 — “Stockholder’s Equity”.
     On October 26, 2005, the Company issued 7,045,454 shares of Series D Preferred Stock to Platinum Equity, LLC (“Platinum”) as part of Amendment to Tesseract Merger Agreement. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the Merger Consideration, which Platinum will return for cancellation, without additional consideration from the Company, if the Company repay the $1,750,000 note on or before March 31, 2006. The details of this agreement are described in Note 5 — “Acquisition of Five Software Companies.”
     During the three months and six months ended December 31, 2005, the holders of respectively 133,807 and 390,258 Series C Preferred Stocks converted their shares into Common Stock. The conversions were made on a one to one (1:1) ratio.
Stock Options
     On September 13, 2005, the Board of Directors granted 158,000 options to the Company CEO, Rodney A. Bienvenu under the 2002 Plan. Of those options, 39,500 vested on December 31, 2005, and the remainder vest ratably over the next 36 months. Such options have a term of ten years and have an exercise price of $1.08 per share. In connection with the options, the Company recorded a deferred compensation of $42,660 that will be amortized in the next 36 months. The Company recognized $10,665 of expense for the three months ended December 31, 2005 relating to these options.
     At the Annual Meeting of Stockholders of the Company held on October 21, 2005, the stockholders of the Company approved the Halo Technology Holdings 2005 Equity Incentive Plan (the “2005 Plan”) previously approved by the Board of Directors of the Company. A copy of the 2005 Plan was filed as Appendix A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 7, 2005. Subject to adjustment for stock splits and similar events, the total number of shares of common stock that can be delivered under the 2005 Plan is 8,400,000 shares. No employee may receive options, stock appreciation rights, shares or dividend equivalent rights for more than four million shares during any calendar year.
     Under the 2005 Plan, the Company issued 4,366,000 options to certain employees and directors of the Company and its subsidiaries. Of those options, 3,366,000 were issued to the corporate senior management 25% of these options vest on December 31, 2005, and the remaining portion will vest ratably each month during the next 36 months, provided that the employee remains an employee of the Company. 1,000,0000 of the 4,366,000 options were issued to the subsidiary management. These options will vest based on each subsidiary’s performance. The vesting conditions are determined by the compensation committee. All the options have an exercise price of $1.08 and the term of ten years except for the options issued to the Company’s CEO, Rodney A. Bienvenu, Jr., and the CLO, Ernest C. Mysogland, which have an exercise price of $1.19 and a term of five years. In connection with the options issued to the corporate senior management, the company recorded a deferred compensation of $95,620 that will be amortized in the next 36 months. The Company recognized $23,905 of expense for the three months ended December 31, 2005 relating to these options. The Company did not recognize deferred compensation for the options issued to the subsidiary management because the probability of vesting is uncertain. Further details are available in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 27, 2005.
Warrants
     On August 2, 2005, the Company issued warrants to acquire 843,617 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on the same date. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is in Note 7 – “Credit Agreement”.
     On September 20, 2005, the Company issued to DCI Master LDC a warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The warrant was issued in connection with a Promissory Note issued to DCI Master LDC. Additional information related to the issuance of this warrant is in Note 8 – “Promissory Notes.” The exercise price for the warrant shares is $1.375, subject to adjustment as provided in the warrant. The warrant is exercisable until September 20, 2010. The warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the fair market value of the warrant shares is greater than the exercise price per share on the expiration date. The warrant also contains a cashless exercise provision. The warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.
     On October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Convertible Promissory Notes described in Note 8 — (“Promissory Notes”). The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.
     On October 26, 2005, the Company issued warrants to acquire 1,265,425 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on August 2, 2005. This issuance relates to the Company’s utilization of the Tranche B of the credit facility under the agreement. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is in Note 7 – “Credit Agreement”.
     On December 31, 2005, the Company has rescinded certain warrants (the “Senior Lender Warrants”) previously issued pursuant to that certain Senior Note and Warrant Purchase Agreement (the “Senior Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Senior Noteholders”) identified therein and certain warrants (the “Subordinated Lender Warrants”) issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Subordinated Noteholders”) identified therein. As originally issued, the Senior Lender Warrants were for an aggregate of 2,670,000 shares of Common Stock. Senior Lender Warrants to acquire 1,208,321 shares of Common Stock were rescinded. As originally issued, the Subordinated Lender Warrants were for an aggregate of 2,500,000 shares of Common Stock. Subordinated Lender Warrants to acquire 2,000,000 shares of Common Stock were rescinded. The Company issued an aggregate of 664,577 shares of Common Stock valued at $910,470 to former Senior Noteholders and an aggregate of 1,100,000 shares valued at $1,507,000 to former and existing Subordinated Noteholders in exchange for the rescission of these warrants described above.
Note 4. Kenosia Acquisition

     On July 6, 2005 the Company purchased all of the stock of Kenosia Corporation (“Kenosia”) from Bristol Technology, Inc. for an aggregate purchase price of $1,800,000, subject to certain adjustments. Prior to the Closing, $800,000 of the Purchase Price was deposited into an escrow account, and subsequently released to Bristol at the Closing. The remainder of the Purchase Price is to be paid in two equal payments of $500,000 each, in cash. The first payment $447,175 (net of working capital adjustment) was made on September 1, 2005 and the second payment was made on January 31, 2006. The results of Kenosia acquisition are reflected in the combined statement of operations as of the date of acquisition.
     The Company’s management and the Board of directors believes that the purchase of Kenosia that resulted in approximately $589,000 of goodwill is justified because of Kenosia’s position in the marketplace and “Track record of positive cash flow”. The tax deductibility of the acquired goodwill is to be determined.
     The net purchase price for Kenosia was $1,815,020, after certain transaction costs and net working capital adjustments. The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$6,125
Accounts receivables	312,750
Other current assets	15,000
Fixed assets	7,635
Intangibles	1,270,283
Goodwill	589,252
Accounts payable and accrued expenses	(10,979)
Deferred revenues	(375,046)

$1,815,020

Note 5. Acquisition of Five Software Companies
     Foresight, Milgo, ProfitKey International and David Corporation Purchase Agreement
     On October 26, 2005, the Company completed the transactions contemplated by that certain Purchase Agreement (the “Purchase Agreement”) dated as of September 12, 2005 by and among Warp Technology Holdings, Inc. operating under the name Halo Technology Holdings (“Company”) and Platinum Equity, LLC (“Platinum”), EnergyTRACS Acquisition Corp. (the “ Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with Platinum and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in David Corporation (“David”), ProfitKey International, LLC (“Profitkey”), Foresight Software, Inc.(“Foresight”) and Process Software, LLC (“Process”). Pursuant to the Purchase Agreement, Platinum sold, assigned and delivered 100% of the common stock, no par value per share of the David Corporation, a California Corporation and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company, the Foresight Seller sold, assigned and delivered 100% of the common stock, par value $0.01 per share of the Foresight Software, Inc., a Delaware corporation and the Process Seller sold, assigned and delivered a 100% membership interest in Process Software, LLC, a Delaware limited liability company to the Company in exchange for the payment of an aggregate of twelve million dollars ($12,000,000) in cash. These four companies are collectively referred to as “Process and Affiliates”. The Purchase Agreement has previously been filed as Exhibit 10.86 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 2005 and is incorporated herein by reference.
     The Company’s management and the Board of directors believes that the purchase of Process and Affiliates that resulted in approximately $9,517,000 of goodwill is justified because of their positions in the marketplace and “Track record of positive cash flow”. The tax deductibility of the acquired goodwill is to be determined.
     The net purchase price for Process and Affiliates was $12,351,500, after certain transaction costs. The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash and cash equivalents	$378,141
Accounts receivable	1,723,231
Other current assets	726,478
Fixed assets	73,023
Intangibles	4,843,800
Goodwill	9,104,008
Other assets	111,154
Accounts payable and accrued expenses	(2,003,805)
Deferred revenue	(2,604,530)

$12,351,500

     Tesseract Merger Agreement and Amendment
     On October 26, 2005, Warp Technology Holdings, Inc. operating under the name Halo Technology Holdings (the “Company” or “WARP”), completed the transactions contemplated by that certain Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company and TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to Merger Agreement (the “Amendment”) dated October 26, 2005 by and among such parties and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The Amendment provided that the Merger Consideration shall consist of (i) $4,500,000 in cash payable at Closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. The Amendment provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. If not paid by such date, at the option of the Seller, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of December 31, 2005, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $50,000 for the advisory fee as of December 31, 2005. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the Merger Consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder. The descriptions of the Merger Agreement and Amendment No. 1 to the Merger Agreement are qualified in their entirety by reference to the Merger Agreement, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 2005, and to Amendment No. 1 to the Merger Agreement filed as Exhibit 10.94 of the Current Report on Form 8-K filed on November 1, 2005
     The Company’s management and the Board of directors believes that the purchase of Tesseract that resulted in approximately $12,211,000 of goodwill is justified because of Tesseract’s positions in the marketplace and “Track record of positive cash flow”. The tax deductibility of the acquired goodwill is to be determined.
     The net purchase price for Tesseract was $14,126,500, after certain transaction costs. The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash and cash equivalents	$254,757
Accounts receivable	1,299
Other current assets	333,871
Fixed assets	3,830
Intangibles	4,006,600
Goodwill	11,982,184
Accounts payable and accrued expenses	(1,015,350)
Deferred revenue	(1,422,282)
Other long term liabilities	(18,409)

$14,126,500

     The Company financed the purchase price under the Purchase Agreement and the Merger Agreement in part with borrowings under its $50,000,000 credit facility with Fortress Credit Opportunities I LP and Fortress Credit Corp. On October 26, 2005, in connection with the closings of the above described transactions, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement, as more fully described below in Note 7 “Credit Agreement.”
     The Company’s results of operations include results of operations of Tesseract, Process and Affiliates since October 27, 2005.

Note 6. Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information presents the consolidated operations of the Company as if the acquisitions of Gupta, Kenosia, Tesseract, David, Profitkey, Foresight, and Process had occurred as of July 1, 2004.
     This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of Gupta, Kenosia, Tesseract, David, ProfitKey, Foresight, and Process been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended		Six Months Ended December
	December 31,		31,
	2005	2004	2005	2004
Revenue	$7,606,852	$9,581,947	$15,478,083	$19,421,400
Net loss	$(5,401,586)	$(485,135)	$(6,915,745)	$(106,269)

Beneficial Conversion and preferred dividends	(373,379)	(472,057)	(593,558)	(2,810,465)

Loss attributable to common stockholders	(5,774,965)	(957,192)	(7,509,303)	(2,916,734)
Basic and diluted net loss per share attributable to common stockholders	$(1.59)	$(0.99)	$(2.19)	$(3.00)
Weighted-average number of common shares	3,624,747	971,115	3,425,127	971,115
     For the period from July 1, 2005 through July 5, 2005, Kenosia had no significant operations.
Note 7. Credit Agreement
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

borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,083,872. These closing costs have been deferred, and will be amortized over 4 years. $67,743 and $112,904 was amortized for the three and six months ended December 31, 2005, respectively. The remaining balance of $664,003 was used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash. As of December 31, 2005, the Company accrued and expensed $279,136 in relation to the PIK interest.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized eighteen months after the closing date of the Credit Agreement, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing.

•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”— which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law, Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary,

Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be accreted over 48 months. For the three months and six months ended December 31, 2005, $99,975 and $166,625 respectively were accreted and charged to interest expense.

•	On October 26, 2005, in connection with the acquisition of the five software companies (referred to as “Agreements to Acquire Five Software Companies” in Note 5 of the Notes to the Consolidated Financial Statements), the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. Additional information of this amendment is qualified in its entirety by reference to Amendment Agreement No. 1, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2005.

•	Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Based on the fair market value, $1,892,415 was allocated to the warrants and the remainder of $13,107,585 was allocated to Tranche B. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche B will be accreted over 45 months. For the three months ended December 31, 2005, $89,024 was accreted and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

Note 8. Promissory Notes
     On September 20, 2005, the Company entered into a Promissory Note in the principal amount of Five Hundred Thousand Dollars ($500,000) payable to the order of DCI Master LDC or its affiliates. Interest accrues under the Promissory Note at the rate of ten percent (10%) per annum. The principal amount of the Promissory Note, together with accrued interest, is due and payable 90 days after the date it was entered into, December 19, 2005, unless the Promissory Note is converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined. As of December 31, 2005, the Company has not repaid this Promissory Note or converted it into debt or equity securities. As such, interest of $12,361 was accrued and charged to interest expense in the current quarter. The principal and accrued interest may be converted to Series E Stock per the Subscription Agreements reached on January 11, 2006. Further information on these agreements is in Note 14 “Subsequent Event.”
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
     The proceeds from the Promissory Note were allocated to the fair value of the warrants and Promissory Note. Based on the fair market value, $276,606 was allocated to the warrants and the remainder of $223,394 was allocated to Promissory Note. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to the Promissory Note will be accreted over 3 months. For the three and six months ended December 31, 2005, $245,872 and $276,606 was accreted and charged to interest expense respectively.
     On October 14, 2005, one of the Company’s directors, David Howitt, made a short-term loan to the Company for $150,000. This loan will be converted into equity under the Subscription Agreement described under Convertible Promissory Notes and Effect on Previously Issued Convertible Notes in Note 14 — “Subsequent Evens.”
     On October 21, 2005, the Company entered into certain Convertible Promissory Notes in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the Notes at the rate of ten percent (10%) per annum. The principal amount of the Notes, together with accrued interest, is due and payable 90 days after the date it was entered into, unless the Notes are converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. During the three months ended December 31, 2005, interest of $19,444 was accrued and charged to interest expense. The principal and accrued interest may be converted to Series E Stock per the Subscription Agreements reached on January 11, 2006. Further information on these agreements is in Note 14 — “Subsequent Event.” The Company also issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company in connection with the Convertible Promissory Notes described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. Based on the fair market value, $512,691 was allocated to the warrants and the remainder of $487,309 was allocated to the Convertible Promissory Notes. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Convertible Promissory Notes will be accreted over 3 months. For the three months ended December 31, 2005, $404,461 was accreted and charged to interest expense.
     On October 26, 2005, as part of the Merger Consideration under the Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. During the three months ended December 31, 2005, interest of $28,875 was accrued and charged to interest expense. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable. The agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. If not paid by such date, at the option of the Seller, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of December 31, 2005, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $50,000 for the advisory fee as of December 31, 2005.
Note 9. Registration Rights
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
Note 10. Series C Subscription Agreement.
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
Note 11. Commitments and Contingencies

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
Note 12. Acquisition of InfoNow
     On December 23, 2005, the Company entered into a Agreement and Plan of Merger (the “Merger Agreement”) with WTH Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, and InfoNow Corporation (“InfoNow”) in a transaction valued at $7.2 million (the “Merger”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into InfoNow, with InfoNow surviving the merger as a wholly-owned subsidiary of the Company.
     Under the terms of the Merger Agreement, which was approved by both companies’ boards of directors, each share of InfoNow’s common stock outstanding immediately prior to the Merger will be converted into the right to receive approximately $0.71 in a combination of cash and common stock of the Company. The amount of cash per share to be received in the Merger by InfoNow stockholders will be determined by the amount of InfoNow’s cash on hand and net working capital available to it three days prior to the closing. The lesser of the two amounts will be paid in cash by the Company pro rata in proportion to each stockholder’s ownership in InfoNow at the closing of the Merger. The remainder of the approximately $0.71 per share Merger consideration will be paid in shares of the Company’s common stock, the value of which will be deemed to be the greater of $1.00 or the average closing price of the Company’s common stock as reported on the over-the-counter bulletin board for the twenty consecutive trading days ending two trading days prior to the closing of the Merger (the “HALO Conversion Price”). The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
     In addition, each InfoNow common stock option outstanding at the closing with an exercise price less than $0.71 per share will be converted into the right to receive cash and the Company common stock to the extent that the approximately $0.71 per share merger consideration exceeds the applicable exercise price. The amount of cash and the Company common stock to be issued in respect of the outstanding in-the-money stock options as described above will be calculated based upon the relative proportions of the cash and the Company common stock issued in the Merger in respect of the outstanding Company common stock.
     The Company will also issue a contingent value right (a “CVR”) in respect of each share of the Company’s common stock issued in the Merger. The CVRs will be payable on the 18-month anniversary of the closing date, and will entitle each holder thereof to an additional cash payment if the trading price of the Company’s common stock (based on a 20-day average) is less than the HALO Conversion Price. The CVRs will expire prior to the 18-month payment date if during any consecutive 45-day trading period during that time when the volume of the Company’s common stock is not less than 200,000 per day, the stock price is 175% of the HALO Conversion Price. The shares of the Company common stock and related CVRs to be issued in the Merger are expected to be registered with the Securities and Exchange Commission (“SEC”).
     The Merger Agreement includes representations and warranties regarding, among other things, InfoNow’s corporate organization and capitalization, the accuracy of its reports and financial statements filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the absence of certain changes or events relative to InfoNow since September 30, 2005, and InfoNow’s receipt of a fairness opinion regarding the Merger from its financial advisor. Similarly, the Company makes representations and warranties regarding, among other things, its corporate organization and capitalization and the accuracy of its reports and financial statements filed under the Exchange Act. The Merger Agreement also includes covenants governing, among other things, InfoNow’s and the Company’s operations outside the ordinary course of business prior to the
     InfoNow is a public enterprise software company, headquarted in Denver, Colorado. InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., “channel partners”). Companies use InfoNow’s software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. InfoNow’s clients are generally companies with extensive channel partner networks, and include companies such as Apple, Hewlett-Packard, Juniper Networks, NEC Display Solutions of America, The Hartford, Visa, and Wachovia Corporation.

closing. Consummation of the Merger is subject to several closing conditions, including, among others, approval by a majority of InfoNow’s common shares entitled to vote thereon, negotiation of the final terms of the CVR agreement and the effectiveness of a registration statement on Form S-4 to be filed by the Company, registering the shares of the Company common stock and related CVRs to be issued in the Merger. In addition, the Merger Agreement contains certain termination rights allowing InfoNow, the Company or both parties to terminate the agreement upon the occurrence of certain conditions, including the failure to consummate the Merger by July 31, 2006.
     This Merger is expected to close in Fiscal Q4, 2006. A copy of the Merger Agreement is attached as Exhibit 10.110 to the Company’s Current Report on Form 8-K filed December 27, 2005, and is incorporated herein by reference. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.
Note 13. Employment Agreement and Related Agreements with Mark Finkel
On December 28, 2005, the Company entered into an employment agreement with Mark Finkel in connection with Mr. Finkel’s appointment as the Company’s Chief Financial Officer. Under the terms of Mr. Finkel’s employment agreement, the Company agreed to pay Mr. Finkel a monthly salary of $20,833. Mr. Finkel’s base salary is subject to upward adjustment pursuant to the terms of the employment agreement. In addition to base salary, Mr. Finkel is to receive a quarterly bonus equivalent to 25% of his annual Base Salary for each quarter, commencing with the fiscal quarter ending March 31, 2006, in which Mr. Finkel has met the objectives determined by the Company’s Compensation Committee. In addition, Mr. Finkel will participate in cash and equity compensation bonuses under the Company’s Fiscal 2006 Senior Management Incentive Plan (which was filed as Exhibit 10.93 to the Company’s third Current Report on form 8-K filed on October 27, 2005). The initial term of the employment agreement ends on December 31, 2006. The employment agreement automatically renews for successive one-year terms unless either party gives notice of his or its intention to terminate at least 120 days prior to the end of the then current term. The Company may terminate Mr. Finkel’s employment at any time for Cause (as defined in the employment agreement) or at any time upon 120 days prior written notice other than for Cause. Mr. Finkel may terminate his employment at any time for Good Reason (as defined in the employment agreement) or upon 120 days written notice without Good Reason. Mr. Finkel is eligible for up to 12 months severance if he is terminated by the Company without Cause or terminates his employment with Good Reason. A copy of the employment agreement was attached as Exhibit 10.111 to the Company’s Current Report on Form 8-K filed January 4, 2006.

Pursuant to the terms of the employment agreement, Mr. Finkel was also required to execute the Company’s standard form of Non-Competition Agreement and Confidential Information Agreement. The Non-Competition Agreement provides that, during a period commencing with the execution of the agreement and terminating (i) one (1) year after the termination of Mr. Finkel’s employment with the Company, or (ii) if termination of employment is under circumstances where severance is due under the Employment Agreement, the period during which severance is paid by the Company, Mr. Finkel will not engage in certain activities which are competitive with the Company’s Business (as defined in such agreement). The Confidential Information Agreement provides that Mr. Finkel shall maintain the confidentiality of the Company’s Proprietary Information, and that Mr. Finkel assign any intellectual property rights arising during his employment to the Company. A copy of the Non-Competition Agreement is attached as Exhibit 10.112 to the Company’s Current Report on Form 8-K filed January 4, 2006. A copy of the Confidentiality Agreement is attached as Exhibit 10.113 to the Company’s Current Report on Form 8-K filed January 4, 2006.
Note 14. Subsequent Events
Options Granted to Mark Finkel
In connection with his employment by the Company, and under the Halo Technology Holdings 2005 Equity Incentive Plan, on January 4, 2006, Mr. Finkel received stock options for 600,000 shares of the Company’s Common Stock. The options were awarded pursuant to the form of Stock Option Agreement which was attached as Exhibit 10.91 to the Company’s third Current Report on form 8-K filed on October 27, 2005, and hereby incorporated by reference. The exercise price for Mr. Finkel’s options is $1.22 per share (the Fair Market Value on the date of grant by the Compensation Committee). The options granted to Mr. Finkel have a ten year term. 25% of these options vest on the first anniversary of the award, provided Mr. Finkel remains in his position through that date, and the remaining options vest ratably over the following 36 months, provided that Mr. Finkel remains with the Company.
Convertible Promissory Notes and Effect on Previously Issued Convertible Notes

On January 11, 2006, the Company entered into certain convertible promissory notes (the “Notes”) in the aggregate principal amount of Seven Hundred Thousand Dollars ($700,000). Interest accrues under the Notes at the rate of ten percent (10%) per annum. The Notes will automatically convert into (i) such number of fully paid and non-assessable shares of the Company’s Series E Preferred Stock (the “Series E Stock”) equal to the aggregate outstanding principal amount due under the Notes plus the amount of all accrued but unpaid interest under the Notes divided by $1.25, and (ii) warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 40% of such number of shares of Series E Stock issued to the holder. This automatic conversion will occur upon the effectiveness of the filing of the Certificate of Designations, Preferences and Rights (the “Certificate of Designations”) pertaining to the Company’s Series E Preferred Stock. In the event that the Certificate of Designations is not filed 30 days after the notes were entered into (February 10, 2006) then the holders of the Notes may demand that the Company pay the principal amount of the Notes, together with accrued interest. No demand for payment has been made, and the Company expects the holders to convert their notes into equity. A copy of the form of the Notes is attached as Exhibit 4.14 to the Company’s Current Report on Form 8-K filed January 18, 2006, and is incorporated herein by reference. The foregoing description of the Notes is qualified in its entirety by reference to the full text of the Notes.
Also on January 11, 2006, the Company entered into certain Subscription Agreements (the “Subscription Agreements”) for the sale of Series E Stock and Warrants. In addition to the conversion of the principal and interest under the Notes, investors (the “Investors”) under the Subscription Agreements agreed to invest $150,000 and committed to convert the principal and interest due under certain promissory notes issued by the Company in the aggregate principal amount of $1,000,000. Of these notes, an aggregate of $500,000 in principal amount was issued on September 20, 2005 and described in the Company’s current report on Form 8-K filed on September 26, 2005, and an aggregate of $500,000 in principal amount was issued in October 21, 2005 and described in the second Current Report on Form 8-K filed by the Company on October 27, 2005. Accordingly, these notes were amended by the Subscription Agreement. Also under the Subscription Agreement, an investor agreed to convert $67,500 in certain advisory fees due from the Company into Series E Stock and Warrants.
The material terms of the Subscription Agreements are as follows. The Company designates the closing date. The closing is anticipated to occur when the Series E Certificate of Designations becomes effective. The obligations of the investors under the Subscription Agreement are irrevocable, provided that if the closing has not occurred within 30 days of the date of the agreement, the investors may revoke the agreement.
No later than seventy five (75) days after the completion of the offering, the Company agreed to file with the SEC a registration statement covering the Common Stock underlying the Series E Stock and the Warrants, and any Common Stock that the Company may elect to issue in payment of the dividends due on the Series E Stock.
Upon the completion of this offering, with a full round of investment of $10,000,000, the Investors will have the right for 15 months to invest, in the aggregate, an additional $10,000,000 in Common Stock of the Company, at $2.00 per share of Common Stock (as adjusted for stock splits, reverse splits, and stock dividends) or a 20% discount to the prior 30 day trading period, whichever is lower. Each Investor’s right shall be his, her or its pro rata amount of the initial offering.
In the event that the Company completes or enters into agreements to sell equity securities on or before February 15, 2006, the Investor may convert the Securities received under the Subscription Agreement into such other equity securities as if the Investor had invested the amount invested in such securities. The Company will provide the Investor will five business days notice of such right. The Investor will be required to execute and deliver all such transaction documents as required by the Company in order to convert the Securities into such other securities. If the Investor so converts, all rights in the Securities shall cease.
Certain of these transactions were entered into by Mr. David Howitt, a director of the Company. Mr. Howitt invested $350,000 under the Notes, and agreed to invest another $150,000 under the Subscription Agreement. Mr. Howitt recused himself from the Board of Directors decisions approving these transactions.
A copy of the form of the Subscription Agreement is attached as Exhibit 10.115 to the Company’s Current Report on Form 8-K filed January 18, 2006.
Issuance of Common Stock in connection with the Acquisition of Empagio, Inc.
The Company entered into a Merger Agreement (the “Merger Agreement”) dated December 19, 2005, with EI Acquisition, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Empagio, Inc. (“Empagio”), and certain stockholders of Empagio (the “Sellers”). On January 13, 2006, the closing occurred under the Merger Agreement. Accordingly, under the terms of the Merger Agreement, Empagio was merged with and into the Merger Sub (the “Merger”) and Empagio survived the Merger and in now a wholly-owned subsidiary of the Company.

Upon the closing of the Merger, the Company issued 1,438,455 shares of its Common Stock (the “Halo Shares”). The Company has delivered to the Empagio Stockholders 1,330,571 Halo Shares and retained 107,884 Halo Shares as security for Empagio Stockholder indemnification obligations under the Merger Agreement (the “Indemnity Holdback Shares”). The Indemnity Holdback Shares shall be released to the Empagio Stockholders on the later of (i) the first anniversary of the Closing Date and (ii) the date any indemnification issues pending on the first anniversary of the Closing Date are finally resolved.
     Empagio is a human resources management software company. Its signature product is its SymphonyHR hosted software solution which automates HR procedures and reduces paperwork, ranging from payroll to benefits administration. The Company intends to integrate Empagio with additional HR solutions already within its portfolio to create a premier human resources management solutions provider.
A copy of the Merger Agreement was attached as Exhibit 10.109 to the Company’s Current Report on Form 8-K filed on December 23, 2005.
Convertible Promissory Notes in the Principal Amount of $1,375,000
On January 27 and on January 30, 2006, the Company entered into certain convertible promissory notes (the “Notes”) in the aggregate principal amount of One Million Three Hundred Seventy-Five Thousand Dollars ($1,375,000). The principal amount of the Notes, together with accrued interest, shall be due and payable on demand by the Lender on any date which is no earlier than sixty (60) days after the date of the Notes (the “Original Maturity Date”), unless the Note is converted into Common Stock and Warrants as described below. In the event that the Notes are not converted by the Original Maturity Dates of the Notes, interest will begin to accrue at the rate of ten percent (10%) per annum.
Each Note shall convert into (i) such number of fully paid and non-assessable shares of the Company’s Common Stock (the “Common Stock”) equal to the aggregate outstanding principal amount due under the Note plus the amount of all accrued but unpaid interest on the Note divided by $1.25, and (ii) warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 75% of such number of shares of Common Stock. The Notes shall so convert automatically (“Mandatory Conversion”) and with no action on the part of the Lender on the Original Maturity Date to the extent that upon such conversion, the total number of shares of Common Stock then beneficially owned by such Lender, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. In the event that a portion of the principal and interest under the Notes has not been converted on the first Mandatory Conversion (and the Lender has not demanded payment), there will be subsequent Mandatory Conversions until all of the principal and interest has been converted, provided that at each such Mandatory Conversion the total number of shares of Common Stock then beneficially owned by such Lender does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. Prior to any Mandatory Conversion the Lender may at its option exercisable in writing to the Company, convert all or a portion of the principal and interest due hereunder into Common Stock and Warrants provided that at each such conversion the total number of shares of Common Stock then beneficially owned by such Lender does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. By written notice to the Company, each Lender may waive the foregoing limitations on conversion but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
A copy of the form of the Notes was attached as Exhibit 4.15 to the Company’s Current Report on Form 8-K filed February 2, 2006.
Also on January 27 and January 30, 2006, the Company entered into certain Subscription Agreements (the “Subscription Agreements”) for the sale of the Notes and the underlying Common Stock and Warrants.
The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act.
The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “Registrable Shares”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. If a registration statement covering the Registrable Shares has not been declared effective no later than 180 days from the closing, the holders shall receive a number of shares of Common Stock equal to 1.5% of the number of shares received upon conversion of the Notes for each 30 days thereafter during which the Registrable Shares have not been registered, subject to a maximum penalty of 9% of the number of shares received upon conversion of the Notes.

The Subscription Agreement allows the Investors to “piggyback” on the registration statements filed by the Company. The Company agreed that it will maintain the registration statement effective under the Securities Act until the earlier of (i) the date that all of the Registrable Shares have been sold pursuant to such Registration Statement, (ii) all Registrable Shares have been otherwise transferred to Persons who may trade such shares without restriction under the Securities Act, or (iii) all Registrable Shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) under the Securities Act.
Upon the completion of the offering under the Subscription Agreements, with a full round of investment of $10,000,000, the Investors in the Offering, together with the investors who participated in the Company’s offering of Series E Preferred Stock and Warrants (the “Series E Offering”) as described initially in the Company’s current report on Form 8-K filed on January 18, 2006, will have the right for 15 months after the final closing of the Offering, to invest, in the aggregate (together with any investors in such Series E offering), an additional $10,000,000 in Common Stock of the Company. The price of such follow-on investment will be $2.00 per share of Common Stock or a 20% discount to the prior 30 day trading period, whichever is lower; provided that the price per share shall not be less than $1.25. The aggregate amount which may be invested pursuant to this follow-on right will be equivalent to the aggregate amount invested by the Investor in the Offering or in the Series E Offering. Each Investor’s right shall be his, her or its pro rata amount of the initial offering.
Once the Company has raised a total of $5,000,000 in this Offering and the Series E Offering, the Investors will be able to invest up to 50% of the amount which they may invest pursuant to this follow-on right; subsequent to the completion of the full round of $10,000,000 the Investors may invest the remainder of the amount which they may invest pursuant to this follow-on right.
Notwithstanding anything to the contrary in the Subscription Agreements, the number of shares of Common Stock that may be acquired by the Investor upon any exercise of this follow-on right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Investor and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Investor’s for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. By written notice to the Company, the Investor may waive the provisions of this Section but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
A copy of the form of the Subscription Agreement is attached as Exhibit 10.116 to the Company’s Current Report on Form 8-K.
Acquisition of Executive Consultants, Inc.
     On January 30, 2006, the Company entered into a Merger Agreement (the “Merger Agreement”) with ECI Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), Executive Consultants, Inc., a Maryland corporation (“ECI”), and certain stockholders of ECI (the “Sellers”). Under the terms of the Merger Agreement, the Merger Sub shall be merged with and into ECI (the “Merger”) and ECI shall be the surviving corporation. The total merger consideration for all of the equity interests in ECI (the “Purchase Price”) shall be $603,571 in cash and cash equivalents and 330,668 shares of the Company’s Common Stock (the “Halo Shares”), subject to adjustment based on the Net Working Capital (as defined in the Merger Agreement) on the Closing Date.
The Purchase Price shall be paid as follows:
— At the Closing, Halo shall make available for delivery to the ECI Stockholders $603,571 in cash and cash equivalents and 330,668 Halo Shares.
— Not later than thirty (30) days after the Closing Date, Halo shall calculate the Net Working Capital as of the Closing Date and shall provide Sellers with a written copy of such calculation. Such calculation shall be definitive and binding upon the parties unless Sellers shall give Halo written notice of any objection to such calculation within thirty (30) days after the receipt thereof (an “Objection Notice”). If Sellers deliver an Objection Notice, the parties shall negotiate in good faith to resolve all disputes regarding the Net Working Capital. If the parties can not resolve such a dispute they shall mutually agree upon a nationally or regionally recognized accounting firm to determine the Net Working Capital, whose decision, absent manifest error, shall be binding upon the parties.
     On January 30, 2006, the Company entered into a Merger Agreement with Executive Consultants, Inc., a Maryland corporation (“ECI”). Upon the closing under the Merger Agreement, ECI will become a wholly owned subsidiary of the Company. The total merger consideration for all of the equity interests in ECI (the “Purchase Price”) will be $603,571 in cash and cash equivalents and 330,668 shares of the Company’s Common Stock (the “Halo Shares”), subject to adjustment based on the Net Working Capital (as defined in the Merger Agreement) on the Closing Date. Following completion of the transaction, ECI will be combined with Empagio, a subsidiary of the Company. The acquisition of ECI’s clients, will enhance Empagio’s human resources software offerings. The Merger is scheduled to close in February 2006, subject to customary closing conditions.

— To the extent the Net Working Capital as of the Closing Date is less than $0 (the amount of any such difference referred to as the “Purchase Price Reduction Amount”), the Purchase Price, shall be reduced, dollar for dollar and share for share (based on the per share closing valuation), by the Purchase Price Reduction Amount. To the extent the Net Working Capital as of the Closing Date is greater than $ 0 (the amount of any such difference referred to as the “Purchase Price Increase Amount”) the Purchase Price, shall be increased, dollar for dollar and share for share (based on the per share closing valuation), by such amount. The amount due under the Net Working Capital adjustment shall be paid within five (5) business days of the final determination of the Purchase Price Reduction Amount or Purchase Price Increase Amount, as the case may be, by wire transfer of immediately available funds and transfer of Halo Shares. To the extent the calculation of Net Working Capital results in a Purchase Price Reduction Amount, the Sellers shall be responsible for this amount, although the Sellers may make arrangements among the ECI Stockholders to allocate this obligation pro rata among all ECI Stockholders.
Under the Merger Agreement, the Sellers made certain customary representations and warranties to the Company concerning ECI and the Company made certain customary representations and warranties to the Sellers. The Merger Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits, other than for breaches by the Seller of representations relating to authority to enter into the agreement, capitalization, subsidiaries, certain liabilities, taxes and brokers fees.
The Merger is scheduled to close in February 2006, subject to customary conditions precedent including accuracy of representations and warranties at the closing date, and satisfaction of all closing conditions, but in no event later than February 28, 2006.
A copy of the Merger Agreement is attached as Exhibit 10.117 to the Company’s Current Report on Form 8-K filed on February 3, 2006.

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
     The Company is a holding company whose subsidiaries operate enterprise software and information technology businesses. In addition to holding its existing subsidiaries, the Company’s strategy is to pursue acquisitions of businesses which either complement the Company’s existing businesses or expand the industries in which the Company operates.
Historical Background
     The Company was incorporated in the State of Nevada on June 26, 2000 under the name Abbott Mines, Ltd. to engage in the acquisition and exploration of mining properties. The Company obtained an interest in one mining property and conducted an exploration program but the results did not warrant further mining activity. The Company then attempted to locate other properties for exploration but was unable to do so.
The Acquisitions of WARP Solutions, Inc. and Spider Software, Inc.
     On May 24, 2002, the Company and WARP Solutions, Inc. (“WARP Solutions”) closed a share exchange transaction pursuant to which WARP Solutions became a subsidiary of the Company and the operations of WARP Solutions became the sole operations of the Company. Subsequently, the Company changed its name from Abbott Mines Ltd. to Warp Technology Holdings, Inc.
     On January 10, 2003, the Company acquired Spider Software, Inc. (“Spider”), a privately held Canadian corporation, through a share exchange transaction. As a result, following the closing, Spider became a subsidiary of the Company.
     WARP Solutions, Spider, and the related subsidiaries, Warp Solutions, Ltd., a U.K. corporation, and 6043577 Canada, Inc., operate in the United States, Canada and the U.K. These subsidiaries are collectively referred to in this report as “Warp Solutions.”
     Warp Solutions produce a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. These subsidiaries’ suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.
Acquisition of Gupta Technologies, LLC
     On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, “Gupta”). Upon the closing, Gupta became a wholly owned subsidiary of the Company, and Gupta’s wholly owned subsidiaries, Gupta Technologies GmbH, a German corporation, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies, S.A. de C.V., a Mexican company, became indirect subsidiaries of the Company.
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

     The total purchase price that the Company paid for Gupta was $21,000,000, excluding transaction costs, of which the Company delivered $15,750,000 in cash on or before the closing. The remainder of the purchase price was paid in equity and debt securities issued or provided by the Company.
Acquisition of Kenosia Corporation
     On July 6, 2005 the Company purchased Kenosia Corporation (“Kenosia”). Kenosia is a software company whose products include its DataAlchemy product line. DataAlchemy is a sales and marketing analytics platform that is utilized by global companies to drive retail sales and profits through timely and effective analysis of transactional data. Kenosia’s installed customers span a wide range of industries, including consumer packaged goods, entertainment, pharmaceutical, automotive, spirits, wine and beer, brokers and retailers. The purchase price paid for Kenosia was $1,800,000 (net of a working capital adjustment).
Acquisition of Five Enterprise Software Companies
     On October 26, 2005, the Company completed the acquisition of Tesseract and four other companies; DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc. (collectively, “Process and Affiliates”).
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
     The purchase price for the acquisition of DAVID, Process, ProfitKey, and Foresight was an aggregate of $12,000,000, which the Company paid in cash. Under the Merger Agreement for the acquisition of Tesseract, the Merger Consideration consisted of (i) $4,500,000 in cash which was paid at closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note to Platinum Equity, LLC. Additionally, the Company is required to pay a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum Equity, LLC (the seller of Tesseract) has the option to convert the working capital adjustment into up to 1,818,181 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. At December 31, 2005, the Company accrued $50,000 of such fees.
     Under the Merger Agreement, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the merger consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company.

     The Merger Agreement further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a “Qualified Equity Offering”. Under the Merger Agreement, a Qualified Equity Offering is defined as an equity financing (i) greater than $5,000,000, (ii) not consummated with any affiliate of Purchaser, and (iii) the securities issued in such equity financing are equal or senior in liquidation and dividend preference to the Series D Preferred Stock. If the Company’s next round of equity financing is not a Qualified Equity Offering, the shares of the Series D Preferred Stock will convert at the option of Platinum into the terms of the offering, or maintain the terms of the Series D Preferred Stock. In addition, the Series D Stock may be converted into Common Stock at the election of the holder.
Acquisition of Empagio, Inc.
     The Company entered into a Merger Agreement dated December 19, 2005, to acquire Empagio, Inc. (“Empagio”). On January 13, 2006, the closing occurred under the Merger Agreement and Empagio is now a wholly-owned subsidiary of the Company. The merger consideration consisted of 1,438,455 shares of Common Stock. Based on the closing price of the Company’s Common Stock on the day of the closing, the total purchase price was $1,869,992, subject to adjustment. As the closing occurred after the end of the Company’s fiscal quarter covered in this report, the financial statements and results of operations presented here do not include Empagio.
     Empagio is a human resources management software company. Its signature product is its SymphonyHR hosted software solution which automates HR procedures and reduces paperwork, ranging from payroll to benefits administration. The Company intends to integrate Empagio with additional HR solutions already within its portfolio to create a premier human resources management solutions provider.
Agreement to Acquire InfoNow Corporation
     On December 23, 2005, the Company entered into a Agreement and Plan of Merger with InfoNow Corporation (“InfoNow”) in a transaction valued at $7.2 million. Upon the closing under the Merger Agreement, InfoNow will become a wholly-owned subsidiary of the Company.
     InfoNow is a public enterprise software company, headquarted in Denver, Colorado. InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., “channel partners”). Companies use InfoNow’s software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. InfoNow’s clients are generally companies with extensive channel partner networks, and include companies such as Apple, Hewlett-Packard, Juniper Networks, NEC Display Solutions of America, The Hartford, Visa, and Wachovia Corporation.
     Under the terms of the Merger Agreement, which was approved by both companies’ boards of directors, each share of InfoNow’s common stock outstanding immediately prior to the Merger will be converted into the right to receive approximately $0.71 in a combination of cash and common stock of the Company.
     In addition, each InfoNow common stock option outstanding at the closing with an exercise price less than $0.71 per share will be converted into the right to receive cash and the Company common stock to the extent that the approximately $0.71 per share merger consideration exceeds the applicable exercise price. The amount of cash and the Company’s common stock to be issued in respect of the outstanding in-the-money stock options as described above will be calculated based upon the relative proportions of the cash and the Company common stock issued in the Merger in respect of the outstanding Company common stock.
     The Company will also issue a contingent value right (a “CVR”) in respect of each share of the Company’s common stock issued in the Merger. The CVRs will be payable on the 18-month anniversary of the closing date, and will entitle each holder thereof to an additional cash payment if the trading price of the Company’s common stock (based on a 20-day average) is less than the average closing price for the twenty consecutive trading days ending two trading days prior to the closing of the Merger (the “HALO Conversion Price”). The CVRs will expire prior to the 18-month payment date if during any consecutive 45-day trading period during that time when the volume of the Company’s common stock is not less than 200,000 per day, the stock price is 175% of the HALO Conversion Price.
     Consummation of the InfoNow transaction is subject to several closing conditions, including, among others, approval by a majority of InfoNow’s common shares entitled to vote thereon, negotiation of the final terms of the CVR agreement and the effectiveness of a registration statement on Form S-4 to be filed by the Company, registering the shares of the Company’s common stock and related CVRs to be issued in the Merger. In addition, the Merger Agreement contains certain termination rights allowing InfoNow, the Company or both parties to terminate the agreement upon the occurrence of certain conditions, including the failure to consummate the Merger by July 31, 2006.
Agreement to Acquire Executive Consultants, Inc.
     On January 30, 2006, the Company entered into a Merger Agreement with Executive Consultants, Inc., a Maryland corporation (“ECI”). Upon the closing under the Merger Agreement, ECI will become a wholly owned subsidiary of the Company. The total merger consideration for all of the equity interests in ECI (the “Purchase Price”) will be $603,571 in cash and cash equivalents and 330,668 shares of the Company’s Common Stock (the “Halo Shares”), subject to adjustment based on the Net Working Capital (as defined in the Merger Agreement) on the Closing Date. Following completion of the transaction, ECI will be combined with Empagio, a subsidiary of the Company. The acquisition of ECI’s clients, will enhance Empagio’s human resources software offerings. The Merger is scheduled to close in February 2006, subject to customary closing conditions.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) will be effective for the period beginning January 1, 2006. The impact on this new standard, if it had been in effect on the net loss and related per share amounts of our three and six months ended December 31, 2005 and 2004 is disclosed above in Note 2 Summary of Significant Accounting Policies-Stock Based Compensation. We believe the adoption will have an effect on our results of operations.
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
Business Combinations and Deferred Revenue.
     In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. We engage third-party appraisal firms to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets and deferred revenue.
     Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
     We have acquired several software companies in fiscal 2006, and we plan to make more acquisitions in the future. Acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by us in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” Under this guidance, the Company estimates fair values of acquired deferred revenue by adding an approximated normal profit margin to the estimated cost required to fulfill the obligation underlying the deferred revenue. As a result of this valuation, the deferred revenues of the acquired companies normally decrease substantially. In the enterprise software industry, this reduction averages between forty to sixty percent of the original balance. The reduction of the deferred revenue has a negative effect on the recognized revenue until the deferred revenue balance builds up to a normal level of the acquired business. The length of this effect depends on contracts underlying the deferred revenue. As the Company continues to acquire more businesses in the enterprise software industry, the effect of this deferred revenue valuation will have significant effect on the Company’s results of operations.
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
     We have recorded a significant amount of goodwill on our balance sheet. As of December 31, 2005, goodwill was approximately $29 million, representing approximately 46% of our total assets and approximately 52% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we will make. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
Stock-Based Compensation
     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net loss and loss per share would have been reduced to amounts disclosed in Note 2 to the financial statements under caption “Summary of Significant Accounting Policies—Stock Based Compensation”. SFAS No. 123 (R) will be effective for the period beginning January 1, 2006. The adoption of this standard will generally result in increased compensation expense as it values any unvested options previously not recognized by APB 25.
Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues	5,371	100%	107	100%	8,579	100%	265	100%
Cost of revenues	959	18%	40	37%	1,299	15%	54	20%
Gross margin	4,412	82%	67	63%	7,280	85%	211	80%
Product development	1,560	29%	36	34%	2,517	29%	113	43%
Sales, marketing and business development	2,064	38%	223	208%	3,436	40%	477	180%
General and administrative	3,664	68%	251	235%	5,466	64%	1,218	460%
Interest expense	2,258	42%	46	43%	3,554	41%	46	17%

Revenue
     Revenue is derived from the licensing of software, maintenance contracts, training, and other consulting services. License revenue is derived from licensing of our software and third-party software products. Services revenue results from consulting and education services, and maintaining, supporting and providing periodic unspecified upgrades for previously licensed products.
     Total revenue increased by $5.3 million to $5.4 million for the three months ended December 31, 2005 from $107,000 for the three months ended December 31, 2004. Total revenue increased by $8.3 million to $8.6 million for the six months ended December 31, 2005 from $265,000 for the six months ended December 31, 2004. The total revenue increase of $5.4 million for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $2.8 million, Kenosia, $183,000, Tesseract, $737,000, and Process and Affiliates, $1.6 million. The total revenue increase of $8.3 million for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $5.8 million, Kenosia, $468,000, Tesseract, $737,000, and Process and Affiliates, $1.6 million.
     License revenue increased by $1.4 million to $1.5 million for the three months ended December 31, 2005 from $85,000 for the three months ended December 31, 2004. License revenue increased by $2.6 million to $2.8 million for the six months ended December 31, 2005 from $212,000 for the six months ended December 31, 2004. The total license revenue increase of $1.5 million for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $1.1 million, Kenosia, $5,000, Tesseract, $1,000, and Process and Affiliates, $429,000. The total license revenue increase of $2.8 million for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $2.3 million, Kenosia, $90,000, Tesseract, $1,000, and Process and Affiliates, $429,000.
     Services revenue increased by $3.8 million to $3.9 million for the three months ended December 31, 2005 from $21,000 for the three months ended December 31, 2004. Services revenue increased $5.7 million to $5.8 million for the six months ended December 31, 2005 from $53,000 for the six months ended December 31, 2004. The total service revenue increase of $3.9 million for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $1.8 million, Kenosia, $178,000, Tesseract, $736,000, and Process and Affiliates, $1.2 million. The total revenue increase of $5.8 million for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $3.5 million, Kenosia, $378,000, Tesseract, $736,000, and Process and Affiliates, $1.2 million.
     Because of the reduction of deferred revenue after an acquisition under generally accepted accounting principles, which has the effect of reducing the amount of revenue recognized in a given period from what would have been recognized had the acquisition not occurred, past reported periods should not be relied upon as predictive of future performance. Additionally, the Company’s operating strategy is to continue to acquire technology companies. Each of such transactions will cause a change to our future financial results. The Company believes such transactions will have a positive effect on the Company’s revenues and income (loss) before interest.
Cost of Revenue
     Total cost of revenue increased by $919,000 to $959,000 for the three months ended December 31, 2005 from $40,000 for the three months ended December 31, 2004. Total cost of revenue increased by $1.2 million to $1.3 million for the six months ended December 31, 2005 from $54,000 for the six months ended December 31, 2004. The total cost of revenue increase of $959,000 for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta,$270,000, Kenosia, $107,000, Tesseract, $179,000, and Process and Affiliates, $403,000. The total cost of revenue increase of $1.3 million for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta,$525,000, Kenosia, $164,000, Tesseract, $179,000, and Process and Affiliates, $403,000.
     The principal components of cost of license fees are manufacturing costs, shipping costs, and royalties paid to third-party software vendors. Cost of license revenue increased by $115,000 to $155,000 for the three months ended December 31, 2005 from $40,000 for the three months ended December 31, 2004. Cost of license revenue increased by $147,000 to $201,000 for the six months ended December 31, 2005 from $54,000 for the six months ended December 31, 2004. The total cost of license fees increase of $155,000 for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $47,000, Kenosia, $8,000, Tesseract, $0, and Process and Affiliates, $100,000. The total cost of license fees increase of $200,000 for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $92,000, Kenosia, $8,000, Tesseract, $0, and Process and Affiliates, $100,000.
     The principal components of cost of services are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs. Cost of services revenue increased by $804,000 for the three months ended December 31, 2005 from $0 for the three months ended December 31, 2004. Cost of services revenue increased by $1.1 million for the six months ended December 31, 2005 from $0 for the six months ended December 31, 2004. The cost of service revenue increase of $804,000 for the three months ended December 31, 2005 was a result of an increase in employee compensation directly related to additional headcount added in conjunction with the acquisitions of Gupta, $224,000, Kenosia, $99,000, Tesseract, $178,000, and Process and Affiliates, $303,000. The cost of service revenue increase of $1.1 million for the six months ended December 31, 2005 was a result of an increase in employee compensation directly related to additional headcount added in conjunction with the acquisitions of Gupta, $460,000, Kenosia, $156,000, Tesseract, $178,000, and Process and Affiliates, $303,000.
     Gross profit margins were 82% for the three months ended December 31, 2005, compared to 63% for the three months ended December 31, 2004. Gross profit margins increased to 85% for the six months ended December 31, 2005, compared to 80% for the six months ended December 31, 2004. The gross margin increase was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries during 2005.
Operating Expenses
Research and Development
     Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensable hardware and software costs, overhead costs and costs of contractors. Research and development expenses increased by approximately $1.5 million to $1.6 million for the three months ended December 31, 2005 from $36,000 for the three months ended December 31, 2004. Research and development expenses increased by approximately $2.4 million to $2.5 million for the six months ended December 31, 2005 from $113,000 for the six months ended December 31, 2004. This increase was almost entirely attributable to an increase in employee compensation, and third party off shore consulting costs. The increase of $1.5 million for the three months ended December 31, 2005 was mainly resulted from the acquisition of Gupta, $793,000, Kenosia, $60,000, Tesseract, $237,000, and Process and Affiliates, $438,000. The increase of $2.5 million for the six months ended December 31, 2005 was mainly resulted from the acquisitions of Gupta, $1.7 million, Kenosia, $125,000, Tesseract, $237,000, and Process and Affiliates, $438,000. To date, all software development costs have been expensed as incurred.
Sales and Marketing
     Selling and marketing expenses consist primarily of salaries, commissions, benefits, advertising, tradeshows, travel and overhead costs for the Company’s sales and marketing personnel. Sales and marketing expenses increased by approximately $1.8 million to $2 million for the three months ended December 31, 2005 from $223,000 for the three months ended December 31, 2004. Sales and marketing expenses increased by approximately $3 million to $3.4 million for the six months ended December 31, 2005 from $477,000 for the six months ended December 31, 2004. The increase of $1.8 million in sales and marketing expense was directly attributable to the acquisitions of Gupta, $1.4 million, Kenosia, $17,000, Tesseract, $49,000, and Process and Affiliates, $267,000 for the three months ended December 31, 2004. The increase of $3.0 million in sales and marketing expense was directly attributable to the acquisitions of Gupta, $2.7 million, Kenosia, $40,000, Tesseract, $49,000, and Process and Affiliates, $267,000 for the six months ended December 31, 2005.
General and Administrative
     General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense. General and administrative expenses increased by approximately $3.4 million to $3.7 million for the three months ended December 31, 2005 from $251,000 for the three months ended December 31, 2004. General and administrative expenses increased by approximately $4.2 million to $5.5 million for the six months ended December 31, 2005 from $1.2 million for the six months ended December 31, 2004. The increase is attributable to increased headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions and securities laws and tax compliance. For the three months ended December 31, 2005, general and administrative expenses increased by $2.7 million was directly attributable to the acquisitions of Gupta, $1.1 million, Kenosia, $160,000, Tesseract, $446,000, and Process and Affiliates, $957,000. For the six months ended December 31, 2005, general and administrative expenses increased by $4 million was directly attributable to the acquisitions of Gupta, $2.3 million, Kenosia, $332,000, Tesseract, $446,000, and Process and Affiliates, $957,000.

Interest Expense
     Interest expense increased by $2.2 million to $ 2.3 million for the three months ended December 31, 2005 from $46,000 for the three months ended December 31, 2004. Interest expense increased by $3.5 million to $3.6 million for the six months ended December 31, 2005 from $46,000 for the six months ended December 31, 2004. The increase was primarily due to the following: accretion of fair values of warrants issued in connection with the Company’s debt, amortization of deferred financing costs (such as legal fees, due diligence fees, etc), and cash interest. The accretion of the fair values of the warrants accounted for approximately $1.1 million and $1.8 million for the three and six months ended December 31, 2005, respectively. The amortization of the deferred financing costs accounted for $139,000 and $374,000 for the three and six months ended December 31, 2005, respectively. And, the cash interest and the conversion of interest into common stock accounted for $1.0 million and $1.3 million for the three and six months ended December 31, 2005, respectively.
Net Operating Loss Carryforwards
     The Company has a U.S. Federal net operating loss carryforward of approximately $41,128,000 as of December 31, 2005, which may be used to reduce taxable income in future years through the year 2025. The deferred tax asset primarily resulting from net operating losses was approximately $16,700,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.
     The Company has foreign subsidiaries based in the United Kingdom, Canada and Germany and is responsible for paying certain foreign income taxes. As a result, there is an income tax provision of $34,325 and $86,488 for the three and six months ended December 31, 2005 as compared to $0 and $0 for the three and six months ended December 31, 2004.
Liquidity and Capital Resources
     The Company has three primary cash needs. These are (1) operations, (2) acquisitions and (3) debt service and repayment. The Company has financed a significant component of its cash needs through the sale of equity securities and debt.
     For the six months ended December 31, 2005 and December 31, 2004, the Company used approximately $265,000 and $1,297,000, respectively to fund its operations. The cash was used primarily to fund operating losses, as well as approximately $16,374,000 for acquisitions, $8,325,000 for repayment of the principle portion of outstanding debt.
     The Company entered into a $50,000,000 credit facility with Fortress Credit Opportunities LP and Fortress Credit Corp. on August 2, 2005. On October 26, 2005, in connection with the closings of the acquisitions of Tesseract, DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc., the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities LLP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement, as more fully described below.
     On October 26, 2005, in connection with the Purchase Agreement and the Merger Agreement, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities LLP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. The rate of interest (the “Interest Rate”) payable on the loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears. The terms of the Credit Agreement regarding repayment, and the terms under which the maturity of outstanding amounts may be accelerated or amounts due increased, and the other recourse terms, remain unchanged from the terms of the Credit Agreement and have been previously reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, and in the Current Report on Form 8-K filed on August 8, 2005.
     On October 26, 2005, as part of the acquisition of Tesseract, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,0000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.
     On October 21, 2005, the Company entered into certain convertible promissory notes to various accredited investors (the “Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the Notes at the rate of ten percent (10%) per annum. The principal amount of the Notes, together with accrued interest, is due and payable 90 days after the date it was entered into, unless the Notes are converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. The terms of such conversion have not yet been determined. Also on October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Notes described above. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants, October 21, 2010. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.
     On October 14, 2005, one of the Company’s directors, David Howitt, made a short-term loan to the Company for $150,000. This loan will be converted into equity under the Subscription Agreement described under Convertible Promissory Notes and Effect on Previously Issued Convertible Notes in Note 14 — “Subsequent Events.”
     The Company accrued $1,033,500 for the fiscal year ended June 30, 2005 for potential penalties as described in notes 8 and 9 to the financial statements included in this report.
     As of December 31, 2005 the Company had approximately $1,844,000 in cash and cash equivalents, $4,550,000 in net accounts receivable, $8,658,000 in accounts payable and accrued expenses, and $4,842,000 in short-term notes and loans payable, net of warrants’ fair value discount of $108,000, and $1,293,000 to ISIS and affiliated companies.
     For the six months ended December 31, 2005, the Company used approximately $16,425,928 for investing activities. During the same period, the Company paid approximately $507,000 in cash as part of consideration to acquire Kenosia and approximately $15,867,102 in cash as part of consideration to purchase Tesseract, Process, David, Profitkey, and Foresight from Platinum Equity, LLC.

     As of December 31, 2005, the Company had debt that matures in the next 12 months in the amount of $4,950,000. This consist of $500,000 of note payable to Bristol Technology, Inc (seller of Kenosia), $2,750,000 payable to Platinum Equity, LLC (seller of Tesseract, Process, David, Profitkey, and Foresight), $1,700,000 notes payable to other investors. As of the date hereof, the $500,000 note payable to Bristol Technology, Inc has been paid off. The Company has also taken additional debt in the amount of $700,000 and $1,375,000 in January 2006, both of which are expected to be paid in equity securities.
     The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. The Company can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.
     The Company’s future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company’s ability to maintain its current customers and successfully market its products, as well as any future acquisitions it undertakes. The Company intends to meet it cash needs, as in the past, through cash generated from operations, the proceeds of privately placed equity issuances and debt. Even without further acquisitions, in order to meet its financial obligations including repayment of outstanding debt obligations, the Company will have to issue further equity and engage in further debt transactions. There can be no guarantee that the Company will be successful in such efforts. In the absence of such further financing, the Company will either be unable to meet its debt obligations or with have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of the Company’s common stock.
Subsequent Events
Options Granted to Mark Finkel
     In connection with his employment by the Company, and under the Halo Technology Holdings 2005 Equity Incentive Plan, on January 4, 2006, Mr. Finkel received stock options for 600,000 shares of the Company’s Common Stock. The options were awarded pursuant to the form of Stock Option Agreement which was attached as Exhibit 10.91 to the Company’s third Current Report on form 8-K filed on October 27, 2005, and hereby incorporated by reference. The exercise price for Mr. Finkel’s options is $1.22 per share (the Fair Market Value on the date of grant by the Compensation Committee). The options granted to Mr. Finkel have a ten year term. 25% of these options vest on the first anniversary of the award, provided Mr. Finkel remains in his position through that date, and the remaining options vest ratably over the following 36 months, provided that Mr. Finkel remains with the Company.
Convertible Promissory Notes and Effect on Previously Issued Convertible Notes
     On January 11, 2006, the Company entered into certain convertible promissory notes (the “Notes”) in the aggregate principal amount of Seven Hundred Thousand Dollars ($700,000). Interest accrues under the Notes at the rate of ten percent (10%) per annum. The Notes will automatically convert into (i) such number of fully paid and non-assessable shares of the Company’s Series E Preferred Stock (the “Series E Stock”) equal to the aggregate outstanding principal amount due under the Notes plus the amount of all accrued but unpaid interest under the Notes divided by $1.25, and (ii) warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 40% of such number of shares of Series E Stock issued to the holder. This automatic conversion will occur upon the effectiveness of the filing of the Certificate of Designations, Preferences and Rights (the “Certificate of Designations”) pertaining to the Company’s Series E Preferred Stock. In the event that the Certificate of Designations is not filed 30 days after the notes were entered into

(February 10, 2006) then the holders of the Notes may demand that the Company pay the principal amount of the Notes, together with accrued interest. No demand for payment has been made, and the Company expects the holders to convert their notes into equity. A copy of the form of the Notes is attached as Exhibit 4.14 to the Company’s Current Report on Form 8-K filed January 18, 2006, and is incorporated herein by reference. The foregoing description of the Notes is qualified in its entirety by reference to the full text of the Notes.
     Also on January 11, 2006, the Company entered into certain Subscription Agreements (the “Subscription Agreements”) for the sale of Series E Stock and Warrants. In addition to the conversion of the principal and interest under the Notes, investors (the “Investors”) under the Subscription Agreements agreed to invest $150,000 and committed to convert the principal and interest due under certain promissory notes issued by the Company in the aggregate principal amount of $1,000,000. Of these notes, an aggregate of $500,000 in principal amount was issued in September, 2005 and described in the Company’s current report on Form 8-K filed on September 26, 2005, and an aggregate of $500,000 in principal amount was issued in October, 2005 and described in the second Current Report on Form 8-K filed by the Company on October 27, 2005. Accordingly, these notes were amended by the Subscription Agreement. Also under the Subscription Agreement, an investor agreed to convert $67,500 in certain advisory fees due from the Company into Series E Stock and Warrants.
     The material terms of the Subscription Agreements are as follows. The Company designates the closing date. The closing is anticipated to occur when the Series E Certificate of Designations becomes effective. The obligations of the investors under the Subscription Agreement are irrevocable, provided that if the closing has not occurred within 30 days of the date of the agreement, the investors may revoke the agreement.
     No later than seventy five (75) days after the completion of the offering, the Company agreed to file with the SEC a registration statement covering the Common Stock underlying the Series E Stock and the Warrants, and any Common Stock that the Company may elect to issue in payment of the dividends due on the Series E Stock.
     Upon the completion of this offering, with a full round of investment of $10,000,000, the Investors will have the right for 15 months to invest, in the aggregate, an additional $10,000,000 in Common Stock of the Company, at $2.00 per share of Common Stock (as adjusted for stock splits, reverse splits, and stock dividends) or a 20% discount to the prior 30 day trading period, whichever is lower. Each Investor’s right shall be his, her or its pro rata amount of the initial offering.
     In the event that the Company completes or enters into agreements to sell equity securities on or before February 15, 2006, the Investor may convert the Securities received under the Subscription Agreement into such other equity securities as if the Investor had invested the amount invested in such securities. The Company will provide the Investor will five business days notice of such right. The Investor will be required to execute and deliver all such transaction documents as required by the Company in order to convert the Securities into such other securities. If the Investor so converts, all rights in the Securities shall cease.
     Certain of these transactions were entered into by Mr. David Howitt, a director of the Company. Mr. Howitt invested $350,000 under the Notes, and agreed to invest another $150,000 under the Subscription Agreement. Mr. Howitt recused himself from the Board of Directors decisions approving these transactions.
     A copy of the form of the Subscription Agreement is attached as Exhibit 10.115 to the Company’s Current Report on Form 8-K filed January 18, 2006.
Issuance of Common Stock in connection with the Acquisition of Empagio, Inc.
     The Company entered into a Merger Agreement (the “Merger Agreement”) dated December 19, 2005, with EI Acquisition, Inc., a Georgia corporation and wholly owned subsidiary of the Company (“Merger Sub”), Empagio, Inc. (“Empagio”), and certain stockholders of Empagio (the “Sellers”). On January 13, 2006, the closing occurred under the Merger Agreement. Accordingly, under the terms of the Merger Agreement, Empagio was merged with and into the Merger Sub (the “Merger”) and Empagio survived the Merger and in now a wholly-owned subsidiary of the Company.
     Upon the closing of the Merger, the Company issued 1,438,455 shares of its Common Stock (the “Halo Shares”). The Company has delivered to the Empagio Stockholders 1,330,571 Halo Shares and retained 107,884 Halo Shares as security for Empagio Stockholder indemnification obligations under the Merger Agreement (the “Indemnity Holdback Shares”). The Indemnity Holdback Shares shall be released to the Empagio Stockholders on the later of (i) the first anniversary of the Closing Date and (ii) the date any indemnification issues pending on the first anniversary of the Closing Date are finally resolved.

     A copy of the Merger Agreement was attached as Exhibit 10.109 to the Company’s Current Report on Form 8-K filed on December 23, 2005 and is incorporated herein by reference. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.
Convertible Promissory Notes in the Principal Amount of $1,375,000
     On January 27 and on January 30, 2006, the Company entered into certain convertible promissory notes (the “Notes”) in the aggregate principal amount of One Million Three Hundred Seventy-Five Thousand Dollars ($1,375,000). The principal amount of the Notes, together with accrued interest, shall be due and payable on demand by the Lender on any date which is no earlier than sixty (60) days after the date of the Notes (the “Original Maturity Date”), unless the Note is converted into Common Stock and Warrants as described below. In the event that the Notes are not converted by the Original Maturity Dates of the Notes, interest will begin to accrue at the rate of ten percent (10%) per annum.
     Each Note shall convert into (i) such number of fully paid and non-assessable shares of the Company’s Common Stock (the “Common Stock”) equal to the aggregate outstanding principal amount due under the Note plus the amount of all accrued but unpaid interest on the Note divided by $1.25, and (ii) warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 75% of such number of shares of Common Stock. The Notes shall so convert automatically (“Mandatory Conversion”) and with no action on the part of the Lender on the Original Maturity Date to the extent that upon such conversion, the total number of shares of Common Stock then beneficially owned by such Lender, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. In the event that a portion of the principal and interest under the Notes has not been converted on the first Mandatory Conversion (and the Lender has not demanded payment), there will be subsequent Mandatory Conversions until all of the principal and interest has been converted, provided that at each such Mandatory Conversion the total number of shares of Common Stock then beneficially owned by such Lender does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. Prior to any Mandatory Conversion the Lender may at its option exercisable in writing to the Company, convert all or a portion of the principal and interest due hereunder into Common Stock and Warrants provided that at each such conversion the total number of shares of Common Stock then beneficially owned by such Lender does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. By written notice to the Company, each Lender may waive the foregoing limitations on conversion but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
     A copy of the form of the Notes was attached as Exhibit 4.15 to the Company’s Current Report on Form 8-K filed February 2, 2006.
     Also on January 27 and January 30, 2006, the Company entered into certain Subscription Agreements (the “Subscription Agreements”) for the sale of the Notes and the underlying Common Stock and Warrants.
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “Registrable Shares”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. If a registration statement covering the Registrable Shares has not been declared effective no later than 180 days from the closing, the holders shall receive a number of shares of Common Stock equal to 1.5% of the number of shares received upon conversion of the Notes for each 30 days thereafter during which the Registrable Shares have not been registered, subject to a maximum penalty of 9% of the number of shares received upon conversion of the Notes.
     The Subscription Agreement allows the Investors to “piggyback” on the registration statements filed by the Company. The Company agreed that it will maintain the registration statement effective under the Securities Act until the earlier of (i) the date that all of the Registrable Shares have been sold pursuant to such Registration Statement, (ii) all Registrable Shares have been otherwise transferred to Persons who may trade such shares without restriction under the Securities Act, or (iii) all Registrable Shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) under the Securities Act.

     Upon the completion of the offering under the Subscription Agreements, with a full round of investment of $10,000,000, the Investors in the Offering, together with the investors who participated in the Company’s offering of Series E Preferred Stock and Warrants (the “Series E Offering”) as described initially in the Company’s current report on Form 8-K filed on January 18, 2006, will have the right for 15 months after the final closing of the Offering, to invest, in the aggregate (together with any investors in such Series E offering), an additional $10,000,000 in Common Stock of the Company. The price of such follow-on investment will be $2.00 per share of Common Stock or a 20% discount to the prior 30 day trading period, whichever is lower; provided that the price per share shall not be less than $1.25. The aggregate amount which may be invested pursuant to this follow-on right will be equivalent to the aggregate amount invested by the Investor in the Offering or in the Series E Offering. Each Investor’s right shall be his, her or its pro rata amount of the initial offering.
     Once the Company has raised a total of $5,000,000 in this Offering and the Series E Offering, the Investors will be able to invest up to 50% of the amount which they may invest pursuant to this follow-on right; subsequent to the completion of the full round of $10,000,000 the Investors may invest the remainder of the amount which they may invest pursuant to this follow-on right.
     Notwithstanding anything to the contrary in the Subscription Agreements, the number of shares of Common Stock that may be acquired by the Investor upon any exercise of this follow-on right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of Common Stock then beneficially owned by such Investor and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the Investor’s for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. By written notice to the Company, the Investor may waive the provisions of this Section but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
     A copy of the form of the Subscription Agreement is attached as Exhibit 10.116 to the Company’s Current Report on Form 8-K, and is incorporated herein by reference. The foregoing description of the Subscription Agreement is qualified in its entirety by reference to the full text of the Subscription Agreement.
Acquisition of Executive Consultants, Inc.
     On January 30, 2006, the Company entered into a Merger Agreement (the “Merger Agreement”) with ECI Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), Executive Consultants, Inc., a Maryland corporation (“ECI”), and certain stockholders of ECI (the “Sellers”). Under the terms of the Merger Agreement, the Merger Sub shall be merged with and into ECI (the “Merger”) and ECI shall be the surviving corporation. The total merger consideration for all of the equity interests in ECI (the “Purchase Price”) shall be $603,571 in cash and cash equivalents and 330,668 shares of the Company’s Common Stock (the “Halo Shares”), subject to adjustment based on the Net Working Capital (as defined in the Merger Agreement) on the Closing Date.
     The Purchase Price shall be paid as follows:
     — At the Closing, Halo shall make available for delivery to the ECI Stockholders $603,571 in cash and cash equivalents and 330,668 Halo Shares.
     — Not later than thirty (30) days after the Closing Date, Halo shall calculate the Net Working Capital as of the Closing Date and shall provide Sellers with a written copy of such calculation. Such calculation shall be definitive and binding upon the parties unless Sellers shall give Halo written notice of any objection to such calculation within thirty (30) days after the receipt thereof (an “Objection Notice”). If Sellers deliver an Objection Notice, the parties shall negotiate in good faith to resolve all disputes regarding the Net Working Capital. If the parties can not resolve such a dispute they shall mutually agree upon a nationally or regionally recognized accounting firm to determine the Net Working Capital, whose decision, absent manifest error, shall be binding upon the parties.
     — To the extent the Net Working Capital as of the Closing Date is less than $0 (the amount of any such difference referred to as the “Purchase Price Reduction Amount”), the Purchase Price, shall be reduced, dollar for dollar and share for share (based on the per share closing valuation), by the Purchase Price Reduction Amount. To the extent the Net Working Capital as of the Closing Date is greater than $ 0 (the amount of any such difference referred to as the “Purchase Price Increase Amount”) the Purchase Price, shall be increased, dollar for dollar and share for share (based on the per share closing valuation), by such amount. The amount due under the Net Working Capital adjustment shall be paid within five (5) business days of the final determination of the Purchase Price Reduction Amount or Purchase Price Increase Amount, as the case may be, by wire transfer of immediately available funds and transfer of Halo Shares. To the extent the calculation of Net Working Capital results in a Purchase Price Reduction Amount, the Sellers shall be responsible for this amount, although the Sellers may make arrangements among the ECI Stockholders to allocate this obligation pro rata among all ECI Stockholders.
     Under the Merger Agreement, the Sellers made certain customary representations and warranties to the Company concerning ECI and the Company made certain customary representations and warranties to the Sellers. The Merger Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits, other than for breaches by the Seller of representations relating to authority to enter into the agreement, capitalization, subsidiaries, certain liabilities, taxes and brokers fees.
     The Merger is scheduled to close in February 2006, subject to customary conditions precedent including accuracy of representations and warranties at the closing date, and satisfaction of all closing conditions, but in no event later than February 28, 2006.
     A copy of the Merger Agreement is attached as Exhibit 10.117 to the Company’s Current Report on Form 8-K, and is incorporated herein by reference. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result,” or words or phrases with similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things: general economic and business conditions, including exchange rate fluctuations; our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions that we consummate; our ability to maintain effective internal control over financial reporting; our ability to attract and retain personnel, including key personnel; our success in developing and introducing new services and products; and, competition in the software industry, as it relates to both our existing and potential new customers.
ITEM 3. Controls And Procedures
     As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s chief executive officer, and Mark Finkel, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Finkel have each concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
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
•	Pursuant to this Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company if the Lenders make all the advances under the total commitments of the credit facility.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Pursuant to the Warrant Agreement, since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire of the remaining 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. All these warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.
     On September 20, 2005, the Company issued to DCI Master LDC a Warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrant was issued in connection with the Note described under Note 8 – “Promissory Note” to the financial statements included in this Report. The Note is also described in Item 2.03 of the Company’s Current Report on Form 8-K filed September 26, 2005 and incorporated herein by reference. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice. A copy of the Warrant is attached as Exhibit 10.89 to the Company’s Current Report on Form 8-K filed September 26, 2005 and is incorporated herein by reference. The foregoing description of the Warrant is qualified in its entirety by reference to the full text of the Warrant.
     On October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Notes described in the Company’s second Current Report on Form 8-K filed October 27, 2005, and incorporated herein by reference. The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants, October 21, 2010. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common

Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice. A copy of the form of the Warrants is attached as Exhibit 4.13 to the Company’s second Current Report on Form 8-K filed October 27, 2005 and is incorporated herein by reference. The foregoing description of the Warrants is qualified in its entirety by reference to the full text of the Warrants.
     On October 26, 2005 the Company issued 7,045,454 shares of Series D Preferred Stock to Platiunm Equity, LLC in partial consideration for the purchase of Tesseract Corporation by the Company. Platinum Equity, LLC is also entitled to a Working Capital Adjustment of $1,000,000, but since this Working Capital Adjustment was not paid by November 30, 2005, it may be converted to 1,818,181 shares of Series D Preferred Stock at the option of Platinum Equity, LLC.
     On December 31, 2005, the Company rescinded certain warrants (the “Senior Lender Warrants”) previously issued pursuant to that certain Senior Note and Warrant Purchase Agreement (the “Senior Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Senior Noteholders”) identified therein and certain warrants (the “Subordinated Lender Warrants”) issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Subordinated Noteholders”) identified therein. As originally issued, the Senior Lender Warrants were for an aggregate of 2,670,000 shares of Common Stock. Senior Lender Warrants to acquire 1,208,321 shares of Common Stock were rescinded. As originally issued, the Subordinated Lender Warrants were for an aggregate of 2,500,000 shares of Common Stock. Subordinated Lender Warrants to acquire 2,000,000 shares of Common Stock were rescinded. The Company issued an aggregate of 664,577 shares of Common Stock to certain Senior Noteholders and an aggregate of 1,100,000 shares to certain Subordinated Noteholders. A copy of the agreement setting forth these terms was filed as Exhibit 10.114 to the Company’s Current Report on Form 8-K filed on January 6, 2006.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     (a) On October 21, 2005, the Company held an annual meeting of stockholders.
     (b) At the annual meeting, the following directors were elected each for a one year term: Rodney A. Bienvenu, Jr. John A. Boehmer, David M. Howitt and Mark J. Lotke. There were no other directors whose term of office continued after the annual meeting.
     (c) The following matters were voted upon at the annual meeting:
1) Election of the following four (4) directors to serve until the next annual meeting of stockholders:

Nominee	Votes For	Votes Withheld
Rodney A. Bienvenu, Jr.	13,110,307	1,923
John A. Boehmer	13,111,033	1,197
David M. Howitt	13,109,733	2,497
Mark J. Lotke	13,109,733	2,497
2) Ratification of the appointment of Mahoney Cohen & Company, CPA, P.C. as auditors for the Company for the fiscal year ending June 30, 2006:

Vote For	Votes Against	Votes Withheld	Broker Non- Vote
13,111,473	727	30	2,502,472
3) Approval of the Halo Technology Holdings 2005 Equity Incentive Plan:

Vote For	Votes Against	Votes Withheld	Broker Non-Vote
11,079,673	12,537	2,020,020	2,514,242
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

3.10	(16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11	(17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12	(26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

4.1	(1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2	(13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3	(14)	Form of Amended and Restated Subordinated Secured Promissory Note.

Exhibit No.	Description of Exhibit
4.4(14)	Form of Senior Secured Promissory Note.

4.5(14)	Form of Initial Warrant and Additional Warrant

4.6(14)	Form of Subordinated Secured Promissory Note

4.7(14)	Form of Warrant

4.8(14)	Form of Convertible Promissory Note

4.9(19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10(20)	Form of Promissory Note

4.11(20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

4.12(24)	Form of Promissory Note first issued October 21, 2005.

4.13(24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14(31)	Form of Note first issued January 11, 2006

4.15(32)	Form of Note first issued January 27, 2006

Exhibit No.		Description of Exhibit
10.1	(10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3	(3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4	(3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5	(3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6	(3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7	(4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8	(5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9	(5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10	(5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11	(5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12	(6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13	(8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14	(8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15	(9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16	(10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17	(10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18	(11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20	(11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22	(11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24	(11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26	(11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

Exhibit No.		Description of Exhibit
10.27	(11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30	(13)
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

10.78	(20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79	(20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80	(20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.81	(20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82	(20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83	(20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84	(21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85	(21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86	(22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87	(22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88	(23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

Exhibit No.		Description of Exhibit
10.89	(23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

10.90	(25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91	(25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92	(25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93	(25)	Fiscal 2006 Halo Senior Management Incentive Plan 10.93 (25)

10.94	(26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95	(26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96	(26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97	(26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98	(26)
Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99	(26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100	(26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101	(26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102	(26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103	(26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104	(26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105	(26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106	(26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107	(26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108	(26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109	(27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.110	(28)	Agreement and Plan of Merger, dated as of December 23, 2005 by and among Warp Technology Holdings, Inc., WTH Merger Sub, Inc., and InfoNow Corporation.

10.111	(29)	Employment Agreement with Mark Finkel

10.112	(29)	Non-Competition Agreement with Mark Finkel

10.113	(29)	Confidentiality Agreement with Mark Finkel

10.114	(30)	Form of Agreement Regarding Warrants

10.115	(31)	Subscription Agreement entered into January 11, 2006

10.116	(32)	Subscription Agreement first entered into January 27, 2006

10.117	(33)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

21.1(*)	Subsidiaries of the Company.

31.1(*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2(*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1(*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on December 27, 2005.

(29)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(30)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(31)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(32)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(33)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006.

(*)	Filed herewith.
(b) Reports on Form 8-K:
     The following reports on Form 8-K have been filed during the time period covered by this report:
     Three Current Reports on Form 8-K filed October 27, 2005. The first such report disclosed a press release announcing the completion of the previously announced acquisition of five software companies from Platinum Equity. The second report disclosed that the had entered into certain convertible promissory motes in the aggregate principal amount of One Million Dollars ($1,000,000) and issued warrants to purchase an aggregate of 363,636 Shares of Common Stock. The third such report disclosed that at the Annual Meeting of Stockholders of the Company, the stockholders of the Company approved the Halo Technology Holdings 2005 Equity Incentive Plan and that as a result of stockholder approval of the plan, certain officers and directors of the Company received options previously approved by the Board of Directors of the Company and previously disclosed in the Company’s definitive proxy statement. Also as a result of the stockholder’s approval of the 2005 Plan, the Compensation Committee of the Board of Directors determined to award cash bonus amounts, options and/or shares pursuant to the Fiscal 2006 Halo Senior Management Incentive Plan.
     Current Report on Form 8-K filed on November 1, 2005, disclosing that the Company completed the acquisition of the David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC, and the acquisition of Tesseract Corporation. This report also disclosed that the Company entered into certain material agreements in connection with the completion of such acquisitions, and disclosed that the Company issued certain equity securities and financed the purchase price for certain of such companies in part with $15,000,000 in borrowings under its $50,000,000 credit facility with Fortress Credit Opportunities I LP and Fortress Credit Corp.
     Current Report on Form 8-K filed on November 16, 2005, including a press release announcing the Company’s results for the three months ended September 30, 2005.
     Current Report on Form 8-K filed on December 23, 2005, disclosing the terms of the material agreement that the Company entered into to acquire Empagio, Inc.
     Two Current Reports on Form 8-K filed December 27, 2005. The first such report disclosed a press release announcing the Company’s agreement to acquire InfoNow Corporation. The second such report the material terms of the agreement which the Company entered into on December 23, 2005 to acquire InfoNow Corporation.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARP TECHNOLOGY HOLDINGS, INC.

February 14, 2006	By:	/s/ Rodney A. Bienvenu, Jr.

Rodney A. Bienvenu, Jr.,
Chief Executive Officer & Chairman
(as Registrant’s Principal Executive Officer and duly authorized officer)

February 14, 2006	By:	/s/ Mark Finkel

Mark Finkel
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