Form 10QSB
period 2006-03-31
Halo Technology Holdings, Inc.
filed 2006-05-15
CIK 1125052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended March 31, 2006
or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission File No. 000-33197
HALO TECHNOLOGY HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0467845
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number
200 Railroad Avenue, 3rd Floor, Greenwich, CT 06830
(Address of principal executive office)
Issuer’s telephone number: (203) 422-2950
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2006, there were 8,141,962 shares of Common Stock, par value $.00001 per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Forward-Looking Information
     Certain statements in this Form 10-QSB of Halo Technology Holdings, Inc. (the “Company”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Securities and Exchange Commission (the “SEC”), as well as the risks and uncertainties discussed in the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28, 2005 (the “Form 10-KSB”), and the Company’s Quarterly Reports on Form 10-QSB filed with the SEC on November 14, 2005, February 15, 2006 and this Quarterly Report.
ITEM 1. Financial Statements.

Halo Technology Holdings, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$1,749,926	$1,548,013
Marketable securities	33,800	—
Accounts receivable, net of allowance for doubtful accounts of $176,260 and $30,845 respectively	3,993,731	2,024,699
Due from Platinum Equity, LLC	465,000	—
Prepaid expenses and other current assets	873,006	409,496

Total current assets	7,115,463	3,982,208
Property and equipment, net	288,335	223,025
Deferred financing costs, net	1,653,701	476,876
Intangible assets, net of accumulated amortization of $2,759,621 and $756,064 respectively	24,302,862	15,678,736
Goodwill	31,517,696	7,055,264
Investment and other assets	168,179	884,379

Total assets	$65,046,236	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Current portion of senior notes payable	$500,063	$—
Note payable to Platinum Equity, LLC	1,750,000	—
Notes payable	3,346,870	—
Accounts payable	1,929,685	872,433
Accrued expenses	6,091,890	3,752,731
Deferred revenue	14,085,877	3,392,896
Due to ISIS	1,243,712	1,293,534

Total current liabilities	28,948,097	9,311,594
Subordinate notes payable	1,695,004	2,317,710
Senior notes payable	21,481,806	6,446,750
Other long term liabilities	42,499	43,275

Total liabilities	52,167,406	18,119,329
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 13,362,688 and 14,193,095 issued and outstanding (Liquidation value — $13,362,688 and $14,193,095) respectively	13,362,688	14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	412,399	212,897
Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	7,840,909	—
Shares of Common Stock to be issued for accrued interest on subordinated debt	104,167	—
Common stock: $.00001 par value; 150,000,000 shares authorized, 8,141,962 and 3,110,800 shares issued and outstanding respectively	81	31
Additional paid-in-capital	67,548,896	59,431,331
Deferred compensation	—	(970,711)
Accumulated other comprehensive loss	(48,072)	(105,262)
Accumulated deficit	(76,342,240)	(62,580,224)

Total stockholders’ equity	12,878,830	10,181,159

Total liabilities and stockholders’ equity	$65,046,236	$28,300,488

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue
Licenses	$1,737,325	$1,610,615	$4,556,387	$1,822,231
Services	6,470,217	730,427	12,230,196	783,331

Total revenues	8,207,542	2,341,042	16,786,583	2,605,562

Cost of revenue
Cost of licenses	402,848	148,384	925,872	258,809
Cost of services	1,364,526	154,277	2,462,574	154,277

Total cost of revenues	1,767,374	302,661	3,388,446	413,086

Gross Profit	6,440,168	2,038,381	13,398,137	2,192,476
Product development	1,777,543	616,652	4,294,336	729,375
Sales, marketing and business development	1,967,044	1,322,358	5,403,501	1,798,933
General and administrative (including non-cash compensation three months - 2006-$403,600; 2005-$890,206; nine months - 2006-$676,823; 2005-$1,432,948)	4,485,547	1,888,664	9,629,205	3,050,380
Late filing penalty	—	1,033,500	—	1,033,500

Loss before interest	(1,789,966)	(2,822,793)	(5,928,905)	(4,419,712)
Interest expense	(3,038,357)	(2,452,004)	(6,592,164)	(2,497,683)

Loss before income taxes	(4,828,323)	(5,274,797)	(12,521,069)	(6,917,395)
Income taxes	85,298	50,000	171,786	50,000

Net Loss	$(4,913,621)	$(5,324,797)	$(12,692,855)	$(6,967,395)

Computation of loss applicable to common shareholders
Net loss before beneficial conversion and preferred dividends	$(4,913,621)	$(5,324,797)	$(12,692,855)	$(6,967,395)
Beneficial conversion and preferred dividends	(475,604)	(4,487,230)	(1,069,162)	(7,297,694)

Loss attributable to common stockholders	$(5,389,225)	$(9,812,027)	$(13,762,017)	$(14,265,089)

Basis and diluted net loss per share attributable to common stockholders	$(0.75)	$(4.12)	$(2.97)	$(9.96)

Weighted-average number common shares — basic and diluted	7,147,300	2,383,662	4,637,578	1,431,615

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Operating Activities
Net Loss	$(12,692,855)	$(6,967,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,104,211	464,714
Provision for doubtful accounts	54,464	—
Non cash compensation	676,823	1,432,948
Non cash interest expense	4,322,268	1,683,326
Loss on disposal of property and equipment	3,270	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	316,904	149,510
Prepaid expenses and other current assets	(295,514)	25,865
Accounts payable and accrued expenses	(70,594)	413,583
Deferred revenue	6,247,359	831,937
Deferred product cost	—	14,028

Net cash provided by (used in) operating activities	666,336	(1,951,484)

Investing activities
Purchase of property and equipment	(88,974)	(24,010)
Purchase of marketable securities	(40,577)	—
Gupta acquisition, net of cash acquired $742,915	—	(15,007,085)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,898	(16,048,141)	—
ECI acquisition, net of cash acquired of $20,871	(557,700)	—
Kenosia acquisition, net of cash acquired of $6,125	(507,145)	—
Cash proceeds from Empagio, Inc. seller	36,224	—
Proceeds from sales of property and equipment	1,689	—

Net cash used in investing activities	(17,204,624)	(15,031,095)

Financing activities
Deferred financing cost in connection with senior notes	(1,726,486)	—
Repayment of subordinated notes	(1,500,000)	—
Repayment of senior notes	(6,825,000)	—
Repayment of Promissory notes	(550,000)	—
Repayment of Bristol Technology, Inc. note	(500,000)	—
Repayment of Platinum Equity, LLC note	(1,000,000)	—
Proceeds from subordinated notes	—	2,500,000
Proceeds from senior notes	25,000,000	6,075,000
Proceeds from Promissory notes	3,775,000	—
Proceeds from issuance of preferred and common stock, net of issuance costs	—	9,371,500

Net cash provided by financing activities	16,673,514	17,946,500

Effects of exchange rates on cash	66,687	1,109

Net increase in cash and cash equivalents	201,913	965,030
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$1,749,926	$1,080,521

Supplemental disclosure of cash flow information:
Income tax paid	$145,008	$—
Interest paid	$1,458,993	$—

Supplemental schedule of non-cash investing and financing activities:
     For the nine months ended March 31, 2006, the Company recorded $1,069,162 in connection with convertible preferred dividends.
     In connection with the acquisition of Tesseract Corporation, the Company gave to Platinum Equity, LLC a Promissory Note and a working capital adjustment for $2,750,000, of which $1,000,000 was paid on March 31, 2006. The Company also issued Series D Preferred Stock of $6,750,000 for this acquisition. Transaction costs of $297,000 were accrued for the acquisitions of Tesseract, Process and Affiliates at March 31, 2006 (see Note 5).
     In connection with the acquisition of Empagio, Inc, the Company issued 1,438,455 shares of the Company’s common stock valued at $1,869,992. Transaction costs of $15,000 were accrued for this acquisition at March 31, 2006 (see Note 6).
     In connection with the acquisition of Executive Consultants, Inc, the Company issued 330,688 shares of the Company’s common stock valued at $558,863. Transaction costs of $15,000 were accrued for this acquisition at March 31, 2006 (see Note 7).

     On July 6, 2005, the Company acquired the stock of Kenosia (see Note 4). The following table summarizes the purchase transaction:

Purchase price:
Cash	$1,247,175
Transaction costs	67,845
Note Payable	500,000

Total purchase price	1,815,020
Fair Value of:
Assets acquired	(1,611,793)
Liabilities assumed	386,025

Goodwill	$589,252
     On October 26, 2005, the Company acquired Tesseract Corporation (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Cash	$3,500,000
Advances to Platinum made prior to September 30, 2005	1,000,000
Promissory Note and Working Capital Adjustment	2,750,000
Series D Preferred Stock	6,750,000
Transaction costs	126,500

Total purchase price	14,126,500
Fair Value of:
Assets acquired	(4,600,357)
Liabilities assumed	2,456,041

Goodwill	$11,982,184
     Also, on October 26, 2005, the Company acquired Process Software, LLC, David Corporation, ProfitKey International, LLC, and Foresight Software, Inc. (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Cash	$12,000,000
Transaction costs	351,500

Total purchase price	12,351,500
Fair Value of:
Assets acquired	(7,855,827)
Liabilities assumed	4,608,335

Goodwill	$9,104,008
     On January 13, 2006, the Company acquired Empagio, Inc. (see Note 6). The following table summarizes the purchase transaction:

Purchase price:
1,438,455 Common shares issued	$1,869,992
Cash received from seller	(36,224)
Transaction costs	15,000

Total purchase price	1,848,768
Fair Value of:
Assets acquired	(561,236)
Liabilities assumed	449,057

Goodwill	$1,736,589

     On March 1, 2006, the Company acquired Executive Consultants, Inc. (see Note 7). The following table summarizes the purchase transaction:

Purchase price:
Cash	$578,571
330,688 Common shares issued	558,863
Transaction costs	15,000

Total purchase price	1,152,434
Fair Value of:
Assets acquired	(274,765)
Liabilities assumed	172,731

Goodwill	$1,050,400
See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization, Merger, Description of Business and Basis of Presentation
     Halo Technology Holdings, Inc. (collectively with its subsidiaries, the “Company”) is a Nevada corporation with its principal executive office in Greenwich, Connecticut. The Company changed its name to Halo Technology Holdings, Inc. from Warp Technology Holdings, Inc, effective April 2, 2006. As a consequence of the name change, the Company’s ticker symbol quoted on the OTC Bulletin Board changed from WARP to HALO. The new symbol has been effective since the open of business on Monday, April 3, 2006.
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

     Process Software develops infrastructure software solutions for mission-critical environments, including industry-leading TCP/IP stacks, an Internet messaging product suite, and an anti-spam software subscription service to large enterprises worldwide. With a loyal customer base of over 5,000 organizations, including Global 2000 and Fortune 1000 companies.
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
     On January 13, 2006, the Company acquired Empagio, Inc. (“Emgagio”). Empagio delivers innovative on-demand human resources information systems through its SymphonyHR platform. SymphonyHR empowers both large and mid-sized organizations to deliver unparalleled HR services to their employees, while decreasing administrative burden. Featuring 100% on-shore service delivery and native web architecture, SymphonyHR is one of the most comprehensive, dependable, and affordable human resources solutions available for automating HR procedures and reducing paperwork, ranging from payroll to benefits administration.
     On March 1, 2006, the Company acquired Executive Consultants, Inc (“ECI”). ECI is an HR professional services firm providing implementation and consulting services for HR, payroll and payroll systems.
     Tesseract and ECI have subsequently been merged into Empagio. The combination of the subsidiaries will create a leader in the Human Resources Management Solutions (HRMS) industry, boasting an impressive roster of Fortune 1000 enterprise customers and more than two million lives under management. The merged company will be called Empagio and will be headquartered in Atlanta, Georgia.
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.
Note 2. Summary of Significant Accounting Policies
Reclassification.
     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
Segment
The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” with respect to the criteria necessary to evaluate the number of operating segments that exist, based on its review the Company has determined that it operates in one segment.
Loss Per Share
Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding and common stock equivalents. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 46,953,305 and 32,597,965 of common shares as of March 31, 2006 and March 31, 2005, respectively, are not included as the inclusion of such would be anti-dilutive for all periods presented.
Stock-Based Compensation
     Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As a result, compensation cost of the Company for the three months ended March 31, 2006 includes compensation expense for unvested portion of all the stock options outstanding and all the stock options granted after the effective date. No restatement has been made to prior periods. We had applied APB 25’s intrinsic value method up to December 31, 2005, and presented pro forma income statements in the footnote to show the effect of FAS123(R) as if it had been implemented in the prior periods. We will continue to do so to show the results of periods for which SFAS 123(R) was not effective in comparison to the results going forward.
     Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS 123(R), the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net loss, as reported	$(4,913,621)	$(5,324,797)	$(12,692,855)	$(6,967,395)
Add: Stock-based employee compensation expense included in reported net loss	331,772	47,500	461,342	406,500
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(331,772)	(49,400)	(1,667,892)	(419,610)

Net loss, pro forma	(4,913,621)	(5,326,697)	(13,899,405)	(6,980,505)
Beneficial conversion and preferred dividends	(475,604)	(4,487,230)	(1,069,162)	(7,297,695)

Net loss attributable to common stockholders—Pro forma	$(5,389,225)	$(9,813,927)	$(14,968,567)	$(14,278,200)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(0.75)	$(4.12)	$(2.97)	$(9.96)

Basic and diluted net loss per share attributable to common stockholders pro forma	$(0.75)	$(4.12)	$(3.23)	$(9.97)
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
     The company used the following weighted-average assumptions in the three and nine months ended March 31, 2006:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Expected volatility	160.88%	160.72%
Expected dividend yield	—%	—%
Expected risk-free interest rate	4.12%	4.20%
Expected term of options	4 years	4 years
Maximum contractual term	7 years	7 years
Range of estimated forfeitures	—%	—%

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. For the Company, SFAS No. 123 (R) is effective as of January 1, 2006. The Company did not apply this method to prior periods. The impact on this new standard, if it had been in effect prior to January 1, 2006 is disclosed above in Note 2 – “Summary of Significant Accounting Policies” Stock Based Compensation.
On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). Although not altering any conclusions reached in SFAS 123(R), SAB 107 provides the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will follow the interpretative guidance on share-based payment set forth in SAB 107.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for the fiscal year ended June 30, 2007. We do not anticipate that the adoption of SFAS No. 154 will have an impact on our overall results of operations or financial position.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.
In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.
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
     On October 26, 2005, the Company issued 7,045,454 shares of Series D Preferred Stock to Platinum Equity, LLC (“Platinum”) pursuant to the Amendment to the Tesseract Merger Agreement. Under the Amendment, Platinum agreed to retain 909,091 of the shares of Series D Preferred Stock delivered as part of the Merger Consideration, and to return such shares for cancellation, without additional consideration from the Company, if the Company repaid the $1,750,000 note on or before March 31, 2006. On March 31, 2006, the Company paid $1,000,000 to Platinum. Since the entire amount of the note was not paid by March 31, 2006, the 909,091 shares of Series D Preferred Stock described above were not returned by Platinum for cancellation and such shares remain outstanding. The details of these agreements are described in Note 5 — “Acquisition of Five Software Companies.”
     On January 13, 2006, the Company issued 1,438,455 shares of the Company’s common stock valued at $1,869,992 in connection with the acquisition of Empagio, Inc.
     On March 1, 2006, the Company issued 330,688 shares of the Company’s common stock valued at $558,863 in connection with the acquisition of Executive Consultants, Inc.
     On March 31, 2006, the Company issued 331,122 shares of Common Stock as Series D Preferred Stock dividend. The dividend period was October 26, 2005 to March 31, 2006. The value of Common Stock was $436,583.
     During the three months and nine months ended March 31, 2006, the holders of respectively 440,149 and 830,407 Series C Preferred Stocks converted their shares into Common Stock. The conversions were made on a one to one (1:1) ratio.
Stock Options
     As more fully described in Note 2 -“Summary of Significant Accounting Policies,” we adopted SFAS 123(R) as of January 1, 2006. The deferred compensation recognized from stock options outstanding from prior periods under the intrinsic value method is reversed as of the same date. The compensation costs for unvested portion of the outstanding options and awards subsequent to this effective date will be expensed as period costs over the service requisite periods of the options based on grant-date fair values.
     On September 13, 2005, the Board of Directors granted 158,000 options to the Company CEO, Rodney A. Bienvenu under the 2002 Plan. Of those options, 39,500 vested on December 31, 2005, and the remainder vest ratably over the next 36 months. Such options have a term of ten years and have an exercise price of $1.08 per share. In connection with the options, the Company recorded a deferred compensation of $42,660. The Company recognized $10,665 of expense for the three months ended December 31, 2005 relating to these options. The remaining balance of $31,995 in deferred compensation related to these options was reversed as of January 1, 2006 in order to adopt SFAS 123(R). The Company recognized $12,701 in compensation expense for these options for the three months ended March 31, 2006, based on a grant-date fair value estimated by the Company.
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
     Under the 2005 Plan, the Company issued 4,366,000 options to certain employees and directors of the Company and its subsidiaries. Of those options, 3,366,000 were issued to the Company’s senior management 25% of these options vested on December 31, 2005, and the remaining portion have or will vest ratably each month during the 36 months thereafter, provided that the employee remains an employee of the Company. 1,000,0000 of the 4,366,000 options were issued to the management of the Company’s subsidiaries. These options will vest based on each subsidiary’s performance. The vesting conditions are determined by the compensation committee. All the options have an exercise price of $1.08 and the term of ten years except for the options issued to the Company’s CEO, Rodney A. Bienvenu, Jr., and the CLO, Ernest C. Mysogland, which have an exercise price of $1.19 and a term of five years. In connection with the options issued to the corporate senior management, the company recorded a deferred compensation of $95,620. The Company recognized $23,905 of expense for the three months ended December 31, 2005 relating to these options. The remaining balance of $71,715 in deferred compensation related to these options was reversed as of January 1, 2006 in order to adopt SFAS 123(R). The Company recognized $212,871 in compensation expense for these options for the three months ended March 31, 2006, based on a grant-date fair value estimated by the Company. The Company did not recognize compensation cost for the options issued to the subsidiary management because the Company believes the achievement of the performance goals is not probable.
     On January 4, 2006, the Company issued stock options for 600,000 shares of the Company’s Common Stock to its newly appointed Chief Financial Officer, Mark Finkel, in connection with his employment by the Company, and under the Halo Technology Holdings 2005 Equity Incentive Plan. The exercise price for Mr. Finkel’s options is $1.22 per share. The options granted to Mr. Finkel have a ten-year term. 25% of these options vest on the first anniversary of the award, provided Mr. Finkel remains in his position through that date, and the remaining options vest ratably over the following 36 months, provided that Mr. Finkel remains with the Company. For the three months ended March 31, 2006, the Company recognized $46,673 of compensation expense for these options.
     In addition to the stock options listed above, there are awards granted in prior periods under 2002 Stock Incentive plan that are still outstanding and yet to be vested. For the three months ended March 31, 2006, the Company recognized $112,173 in compensation expense for these options.
Warrants
     On August 2, 2005, the Company issued warrants to acquire 843,617 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on the same date. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is in Note 9 – “Credit Agreement”.
     On September 20, 2005, the Company issued to DCI Master LDC a warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The warrant was issued in connection with a Promissory Note issued to DCI Master LDC. Additional information related to the issuance of this warrant is in Note 10 – “Short-term Borrowings.” The exercise price for the warrant shares is $1.375, subject to adjustment as provided in the warrant. The warrant is exercisable until September 20, 2010. The warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the fair market value of the warrant shares is greater than the exercise price per share on the expiration date. The warrant also contains a cashless exercise provision. The warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.
     On October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Convertible Promissory Notes described in Note 10 — (“Short-term Borrowings”). The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.
     On October 26, 2005, the Company issued warrants to acquire 1,265,425 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on August 2, 2005. This issuance relates to the Company’s utilization of the Tranche B of the credit facility under the agreement. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is in Note 9 – “Credit Agreement”.
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
Note 5. Acquisition of Five Software Companies
     Foresight, Milgo, ProfitKey International and David Corporation Purchase Agreement

     On October 26, 2005, the Company purchased the transactions contemplated by that certain Purchase Agreement (the “Purchase Agreement”) dated as of September 12, 2005 by and among Halo Technology Holdings, Inc. operating under the name Halo Technology Holdings (“Company”) and Platinum Equity, LLC (“Platinum”), EnergyTRACS Acquisition Corp. (the “ Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with Platinum and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in David Corporation (“David”), ProfitKey International, LLC (“Profitkey”), Foresight Software, Inc.(“Foresight”) and Process Software, LLC (“Process”). Pursuant to the Purchase Agreement, Platinum sold, assigned and delivered 100% of the common stock, no par value per share of the David Corporation, a California Corporation and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company, the Foresight Seller sold, assigned and delivered 100% of the common stock, par value $0.01 per share of the Foresight Software, Inc., a Delaware corporation and the Process Seller sold, assigned and delivered a 100% membership interest in Process Software, LLC, a Delaware limited liability company to the Company in exchange for the payment of an aggregate of twelve million dollars ($12,000,000) in cash. These four companies are collectively referred to as “Process and Affiliates”. The Purchase Agreement has previously been filed as Exhibit 10.86 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 2005 and is incorporated herein by reference.
     The Company’s management and the Board of directors believes that the purchase of Process and Affiliates that resulted in approximately $9,517,000 of goodwill is justified because of these companies’ positions in the marketplace and their record of positive cash flow. The tax deductibility of the acquired goodwill is to be determined.
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

$12,351,500

Tesseract Merger Agreement and Amendment
     On October 26, 2005, the Company completed the transactions contemplated by that certain Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company and TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to Merger Agreement (the “Amendment”) dated October 26, 2005 by and among such parties and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The Amendment provided that the Merger Consideration shall consist of (i) $4,500,000 in cash payable at Closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. The Amendment provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. If not paid by such date, at the option of the Seller, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of March 31, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company has accrued $200,000 for the advisory fee as of March 31, 2006. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the Merger Consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder.

     In connection with the issuance of Series D Preferred Stock, on October 26, 2005, the Company and Platinum entered into an Investor’s Agreement in order to provide Platinum with certain rights to register Conversion Shares (as defined in the Investor’s Agreement) issuable upon conversion of Series D Stock or as dividends or other distributions with respect to the Series D Stock or the Common Stock issuable upon conversion thereof. The Company has agreed to file a registration statement registering the Conversion Shares for resale within eighty (80) days after the closing of the transaction contemplated by the Merger Agreement, and to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the “SEC”) at the earliest practicable date thereafter and to remain effective until the earlier of: (i) twenty-four (24) months after the date that the Registration Statement is declared effective by the SEC; (ii) the date when all the Conversion Shares are sold or (iii) the date when Rule 144(k) is available with respect to all of the securities covered by such Registration Statement.
     The Series D Stock has the following material terms:
     • The Series D Stock will be convertible into Common Stock, at the option of the holder, at a conversion price (the “Applicable Conversion Price”) that will initially be equal to $1.10. Accordingly, the Series D Stock is convertible into Common Stock at a ratio equal to the quotient obtained by dividing the sum of the Series D Face Amount plus any accrued but unpaid dividends by the applicable Conversion Price, in effect at the time of conversion. However, the ratio is subject to adjustment pursuant to the anti-dilution protections extended to the holders of Series D Stock. Under the anti-dilution provisions, in the event the Company issues, at any time while shares of Series D Stock are still outstanding, shares of Common Stock or any type of securities convertible or exchangeable for, or otherwise giving a right to acquire, shares of Common Stock, at a price below the Applicable Conversion Price, then the Applicable Conversion Price will be adjusted to the price per share equal to the price per share paid for such Common Stock in such subsequent financing. In addition to the full-ratchet protection, the Applicable Conversion Price will be equitably adjusted in the event of any stock split, stock dividend or similar change in the Company’s capital structure.
     • If the Company’s market capitalization based on the shares of Common Stock outstanding (including all shares of Common Stock underlying the Shares of Series D Stock on an as converted basis) exceeds $50,000,000, the shares of Common Stock underlying the Series D Stock are registered, and the Company has an average daily trading volume for 20 consecutive trading days of 100,000 shares per day, then the Company may require the holders of Series D Stock to convert the Series D Stock into Common Stock at the then Applicable Conversion Price.
     • The holders of shares of Series D Stock will be entitled to receive dividends, at a 13% annual rate, payable quarterly in arrears beginning on March 21, 2006, either in cash, or at the election of the Company, in shares of Common Stock. The dividends are preferred dividends, payable in preference to any dividends which may be declared on the Series A 8% Cumulative Convertible Preferred Stock, the Series B 10% Cumulative Convertible Preferred Stock, the Series C Convertible Preferred Stock and the Common Stock. Common Stock delivered in payment of dividends will be valued at 90% of the average of the volume weighted average price for the 20 trading day period ending on the trading day immediately prior to the date set for payment of the dividend.
     • Any unconverted and non-redeemed Shares of Series D Stock outstanding on the third anniversary of the initial issuance of the Series D Stock, will be automatically redeemed on that date, in cash, at an amount per share equal to the sum of the Series D Face Amount, as adjusted, plus all accrued but unpaid dividends thereon (subject to equitable adjustment for all stock splits, stock dividends, or similar events involving a change in the capital structure of the Company).
     • In the event of any liquidation of the Company, the Series D Stock will receive an amount equal to the Series D Face Amount, plus all accrued but unpaid dividends thereon, prior to any amounts being distributed to any other series of Preferred Stock or to the Common Stock holders. After payment of all liquidation preferences to all holders of Preferred Stock, including the Series D Stock, the entire remaining available assets, if any, shall be distributed among the holders of Common Stock, the holders of Series D Stock, and any other class or series of Preferred Stock entitled to participate with the Common Stock in a liquidating distribution, in proportion to the shares of Common Stock then held by them and the shares of Common Stock which they then have the right to acquire upon conversion of such shares of Preferred Stock held by them.
     The Company’s management and the Board of directors believes that the purchase of Tesseract that resulted in approximately $12,211,000 of goodwill is justified because of Tesseract position in the marketplace and its record of positive cash flow. The tax deductibility of the acquired goodwill is to be determined.
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

$14,126,500

     The Company financed the purchase price under the Purchase Agreement and the Merger Agreement in part with borrowings under its $50,000,000 credit facility with Fortress Credit Opportunities I LP and Fortress Credit Corp. On October 26, 2005, in connection with the closings of the above described transactions, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement, as more fully described below in Note 9 “Credit Agreement.”
     The Company’s results of operations include results of operations of Tesseract, Process and Affiliates since October 27, 2005.
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent (the “Amendment”). Pursuant to the Amendment, the maturity of the $1,750,000 Promissory Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum under the Merger Agreement. In connection with the issuance of the 909,091 shares of Series D Preferred Stock, the Company recorded $1,090,909 of interest expense for the period ended March 31, 2006.
Note 6. Acquisition of Empagio
     On January 13, 2006, the Company purchased Empagio, Inc. (“Empagio”), a human resources management software company whose signature product is its SymphonyHR hosted software solution which automates HR procedures and reduces paperwork, ranging from payroll to benefits administration. The Company issued 1,438,455 shares of its Common Stock valued at $1,869,992 to the shareholders of Empagio. Of the 1,438,455 shares, 107,884 shares were retained by the Company as security for Empagio Stockholder indemnification obligations under the Merger Agreement (the “Indemnity Holdback Shares”). The Indemnity Holdback Shares shall be released to the Empagio Stockholders on the later of (i) the first anniversary of the Closing Date and (ii) the date any indemnification issues pending on the first anniversary of the Closing Date are finally resolved. The total purchase price was $1,848,768 after net working capital adjustments and transaction costs.
     The purchase of Empagio resulted in approximately $1,737,000 of goodwill. The Company agreed to a transaction that resulted in a significant amount of goodwill for a number of reasons including: Empagio’s market position and brand; Empagio’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which Empagio operates. Empagio was acquired with the plan of merging with the Company’s other related businesses into Empagio. The Company’s Tesseract and ECI subsidiaries have been merged into Empagio. The predominant portion of the consideration paid for Empagio was based on the expected financial performance of Empagio and the combined business after the merger. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Accounts receivable	$163,706
Prepaid	2,530
Intangibles	395,000
Goodwill	1,736,589
Accounts payable and accrued expenses	(338,842)
Notes payable	(66,452)
Deferred revenue	(43,763)

$1,848,768

     The Company’s results include operations of Empagio as of January 14, 2006.
Note 7. Acquisition of Executive Consultants, Inc.
     On March 1, 2006, the Company completed the acquisition of Executive Consultants, Inc. (“ECI”). ECI is an HR professional services firm providing implementation and consulting services for HR, payroll and payroll systems. The Company issued 330,688 shares of its Common Stock valued $558,863 to the shareholders of ECI. The Company also paid $ 578,571 in cash. The total purchase price was $1,152,434, including transaction costs.
     The purchase of ECI resulted in approximately $1,050,000 of goodwill. The Company agreed to this transaction which resulted in a significant amount of goodwill for a number of reasons including: ECI’s market position and brand; ECI’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which ECI operates. ECI was acquired with the plan of merging ECI with the Company’s other related businesses. ECI has been merged into the Company’s Empagio subsidiary. The predominant portion of the consideration paid for ECI was based on the expected financial performance of ECI and the combined business after the merger. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash and cash equivalents	$20,871
Accounts receivable	139,414
Prepaid	2,480
Intangibles	112,000
Goodwill	1,050,400
Accounts payable and accrued expenses	(172,731)

$1,152,434

     The Company’s results include operations of ECI as of March 2, 2006.
Note 8. Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information includes Gupta, Kenosia, Tesseract, David, Profitkey, Foresight, Process, Empagio and ECI. The pro forma consolidated operations of the Company for the three months ended March 31, 2006 and March 31, 2005 assume that the acquisitions had occurred as of January 1, 2006 and January 1, 2005, respectively. Similarly, the pro forma consolidated operations of the Company for the nine months ended March 31, 2006 and March 31, 2005 assume that the acquisitions had occurred as of July 1, 2005 and July 1, 2004, respectively.
     This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of Gupta, Kenosia, Tesseract, David, ProfitKey, Foresight, Process. Empagio and ECI been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues	$8,718,184	$11,030,586	$27,698,275	$35,901,761
Net loss	(5,024,561)	(4,454,829)	(11,018,774)	(5,001,859)

Beneficial Conversion and preferred dividends	(475,604)	(4,487,230)	(1,069,162)	(7,297,694)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Loss attributable to common stockholders	(5,500,165)	(8,942,059)	(12,087,936)	(12,299,553)
Basic and diluted net loss per share attributable to common stockholders	$(0.73)	$(2.15)	$(2.03)	$(3.84)
Weighted-average number common shares	7,555,879	4,152,805	5,961,445	3,200,758

Supplemental Disclosure: (1)

Deferred revenue fair value reduction (2)	$1,622,661	$672,162	$4,684,516	$672,162

Revenues	$10,340,845	$11,702,748	$32,382,791	$36,573,923
Net loss	(3,401,900)	(3,782,667)	(6,334,258)	(4,329,697)

Beneficial Conversion and preferred dividends	(475,604)	(4,487,230)	(1,069,162)	(7,297,694)

Loss attributable to common stockholders	(3,877,504)	(8,269,897)	(7,403,420)	(11,627,391)
Basic and diluted net loss per share attributable to common stockholders	$(0.51)	$(1.99)	$(1.24)	$(3.63)

(1)	As more fully described in Business Combinations and Deferred Revenue under Critical Accounting Policies, the purchase accounting rules normally causes the deferred revenues of the acquired software companies to decrease substantially. To supplement our consolidated financial information, the Company believes the above pro forma information is helpful to an overall understanding of our past financial performance and prospects for the future.

(2)	As part of the purchase price allocations for the acquisitions, the Company estimated the fair value of underlying obligations which resulted in reduction of the deferred revenues of the acquired companies. These reductions are added back to the revenues to show pro forma results of operations.
Note 9. Credit Agreement
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

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,083,872. In addition, the Company paid $642,614 in consulting and other fees in connection with the credit facility and in connection with the Tranche B described below. These closing costs have been deferred, and will be amortized over 4 years. For the three and nine months ended March 31, 2006, $121,634 and $251,784 respectively were amortized. The remaining balance of $664,003 was used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash. As of March 31, 2006, the Company accrued and expensed $532,770 in relation to the PIK interest.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized on August 2, 2006, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing. The repayment due within one year is $1,373,063 as of March 31, 2006. $873,000 for the fair value of the warrants issued in connection of this loan will also be accreted within one year. Net of these two amounts, $500,063, is classified under “Current portion of senior note payable” on the Consolidated Balance Sheet.

•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”— which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. The Company is in compliance with all covenants under the Credit Agreement.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc. The Amendment Agreement described below adds TAC/Halo, LLC, Process Software, LLC, David Corporation, Profitkey International, LLC, and Foresight Software, Inc. to this guarantee.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law, Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary, Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be accreted over 48 months. For the three months and nine months ended March 31, 2006, $99,975 and $266,600 respectively were accreted and charged to interest expense.

•	On October 26, 2005, in connection with the acquisition of the five software companies (referred to as “Agreements to Acquire Five Software Companies” in Note 5 of the Notes to the Consolidated Financial Statements), the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. Additional information of this amendment is qualified in its entirety by reference to Amendment Agreement No. 1, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2005.

•	Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Based on the fair market value, $1,892,415 was allocated to the warrants and the remainder of $13,107,585 was allocated to Tranche B. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche B will be accreted over 45 months. For the three months and nine months ended March 31, 2006, $118,275 and $207,299 respectively were accreted and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.
Note 10. Notes Payable and Subscription Agreements
     On September 20, 2005, the Company entered into a Promissory Note (the “September 2005 Note”) in the principal amount of Five Hundred Thousand Dollars ($500,000). Interest accrues under the September 2005 Note at the rate of ten percent (10%) per annum. The principal amount of the September 2005 Note, together with accrued interest, is due and payable 90 days after the date it was entered into, December 19, 2005, unless the Promissory Note is converted into debt or equity securities of the Company. As of March 31, 2006, the Company has not repaid this Promissory Note or converted it into debt or equity securities. As such, interest of $26,667 was accrued and charged to interest expense in the current quarter. On January 11, 2006, the holder of this note agreed to convert the $500,000 principal (plus accrued interest) into equity securities of the Company under the Series E Subscription Agreement described below. Under the Series E Subscription Agreement, the holder of the September 2005 note had the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The holder of the September 2005 Note has indicated to the Company that it intends to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     Also on September 20, 2005, the Company issued to the holder of the September 2005 Note a Warrant to purchase 181,818 shares of common stock of the Company. The Warrant was issued in connection with the September 2005 Note described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the holder on exercise to that number of shares as will insure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of common stock. This provision is waivable by the holder on 60 days notice.
     The proceeds from the September 2005 Note were allocated to the fair value of the warrants and the note. Based on the fair market value, $276,606 was allocated to the Warrants and the remainder of $223,394 was allocated to the September 2005 Note. The fair value of the Warrants was determined by utilizing Black-Scholes method. The discount to the note will be accreted over 3 months. The entire $276,606 was accreted and charged to interest expense by December 31, 2005.
     On October 14, 2005, one of the Company’s directors, David Howitt, made a short-term loan to the Company for $150,000. On January 11, 2006, Mr. Howitt agreed to convert the principal (plus accrued interest) under this loan into equity securities of the Company under the Series E Subscription Agreement described below. Under the Series E Subscription Agreement, Mr. Howitt has the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if he had invested the amount invested in such securities. Mr. Howitt has indicated to the Company that he intends to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     On October 21, 2005, the Company entered into certain convertible promissory notes (the “October 2005 Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the October 2005 Notes at the rate of ten percent (10%) per annum. The principal amount of the October 2005 Notes, together with accrued interest, was due February 19, 2006, or 90 days after the date the notes were entered into, unless the October 2005 Notes were converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. During the three months ended March 31, 2006, interest of $19,444 was accrued and charged to interest expense.
     Also on October 21, 2005, the Company also issued warrants to purchase an aggregate of 363,636 shares of common stock of the Company in connection with the October 2005 Notes described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. Based on the fair market value, $512,691 was allocated to the warrants and the remainder of $487,309 was allocated to the October 2005 Notes. The fair value of the Warrants was determined by utilizing Black-Scholes method. The discount to the October 2005 Notes will be accreted over 3 months. For the three months and nine months ended March 31, 2006, $108,230 and $512,691 respectively were accreted and charged to interest expense. As of March 31, 2006, $500,000 of the principal amount under the October 2005 Notes, plus $19,028 accrued interest, has been paid.
     On January 11, 2006, the holder of the remaining $500,000 October 2005 Note agreed to convert the $500,000 principal (plus accrued interest) under this October 2005 Note into equity securities of the Company under the Series E Subscription Agreement described below. Under the Series E Subscription Agreement, the holder of the October 2005 Note had the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The holder of the October 2005 Note has indicated to the Company that it intends to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     On October 26, 2005, as part of the Merger Consideration under the Tesseract Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. During the three and nine months ended March 31, 2006, interest of $39,375 and $68,250 respectively were accrued and charged to interest expense. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.
On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006 (see Note 5).
The Tesseract Merger Agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. Since the Working Capital Adjustment was not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, since the Working Capital Adjustment was not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of March 31, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $200,000 for the advisory fee as of March 31, 2006.

     On January 11, 2006, the Company entered into certain convertible promissory notes (the “Series E Notes”) in the aggregate principal amount of Seven Hundred Thousand Dollars ($700,000). Interest accrues under the Series E Notes at the rate of ten percent (10%) per annum. The Notes provide that they automatically convert into (i) such number of fully paid and non-assessable shares of The Company’s Series E Preferred Stock (the “Series E Stock”) equal to the aggregate outstanding principal amount due under the Series E Notes plus the amount of all accrued but unpaid interest under the Series E Notes divided by $1.25, and (ii) warrants (the “Series E Warrants”) to purchase a number of shares of the Company’s common stock equal to 40% of such number of shares of Series E Stock issued to the holder. Under the terms of the Series E Notes, the automatic conversion was to occur upon the effectiveness of the filing of the Certificate of Designations, Preferences and Rights (the “Certificate of Designations”) pertaining to the Company’s Series E Stock, and, in the event that the Certificate of Designations was not filed 30 days after the Series E Notes were issued (February 10, 2006) then the holders of the Series E Notes may demand that the Company pay the principal amount of the Series E Notes, together with accrued interest. No demand for payment has been made.
     Under the Series E Subscription Agreements described below, holders of the Series E Notes had the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the Series E Notes into such other equity securities as if the investor had invested the amount invested in such securities. The holders of the Series E Notes have indicated to the Company that they intend to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below.
     Also on January 11, 2006, the Company entered into certain Subscription Agreements (the “Series E Subscription Agreements”) for the sale of Series E Stock and Series E Warrants. In addition to the conversion of the principal and interest under the Series E Notes described above, investors under the Series E Subscription Agreements committed to convert the $150,000 short term loan made by Mr. Howitt, the $500,000 principal (plus accrued interest) under the September 2005 Note, and the $500,000 principal (plus accrued interest) under the outstanding October 2005 Note (each as described above). Accordingly, the Company has taken the position that these notes were amended by the Series E Subscription Agreement. Also under the Series E Subscription Agreement, an investor agreed to convert $67,500 in certain advisory fees due from the Company into Series E Stock and Warrants.
     The material terms of the Series E Subscription Agreements are as follows. the Company designates the closing date. The closing is anticipated to occur when the Series E Certificate of Designations becomes effective. The obligations of the investors under the Series E Subscription Agreement are revocable if the closing has not occurred within 30 days of the date of the agreement. No later than seventy five (75) days after the completion of the offering, the Company agreed to file with the SEC a registration statement covering the Company common stock underlying the Series E Stock and the Series E Warrants, and any common stock that the Company may elect to issue in payment of the dividends due on the Series E Stock.
     Upon the completion of this offering, with a full round of investment of $10,000,000, the Series E investors will have the right for 15 months to invest, in the aggregate, an additional $10,000,000 in common stock of the Company, at $2.00 per share of common stock (as adjusted for stock splits, reverse splits, and stock dividends) or a 20% discount to the prior 30 day trading period, whichever is lower. Each such investor’s right shall be his, her or its pro rata amount of the initial offering.
     In the event that the Company completes or enters into agreements to sell equity securities on or before February 15, 2006, investors in Series E Stock may convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. the Company will provide the Series E investors with five business days notice of such right. The investor will be required to execute and deliver all such transaction documents as required by the Company in order to convert such securities into such other securities.
     Certain of the transactions in connection with the Series E Subscription Agreement were entered into by Mr. David Howitt, a director of the Company. Mr. Howitt invested $350,000 under the Series E Notes, and agreed to convert the $150,000 short term loan he had made to the Company under the terms of Series E Subscription Agreement. Mr. Howitt recused himself from the Company board of directors decisions approving these transactions.
     Investors under the Series E Subscription Agreements have indicated to the Company that they intend to exercise the right described above and receive the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below.
     On January 27 and on January 30, 2006, the Company entered into certain convertible promissory notes (the “January 2006 Convertible Notes”) in the aggregate principal amount of One Million Three Hundred Seventy-Five Thousand Dollars ($1,375,000). The principal amount of the January 2006 Convertible Notes, together with accrued interest, shall be due and payable on demand by the holder thereof on the maturity date which is no earlier than sixty (60) days after the date such January 2006 Convertible Notes were issued (the “Original Maturity Date”), unless the January 2006 Convertible Notes are converted into common stock and warrants as described below. In the event that the January 2006 Convertible Notes are not converted by their Original Maturity Date, interest will begin to accrue at the rate of ten percent (10%) per annum.
     Each January 2006 Convertible Note shall convert into (i) such number of fully paid and non-assessable shares of the Company’s common stock equal to the aggregate outstanding principal amount due under the January 2006 Convertible Note plus the amount of all accrued but unpaid interest on the January 2006 Convertible Note divided by $1.25, and (ii) warrants (the “January 2006 Warrants”) to purchase a number of shares of the Company’s common stock equal to 75% of such number of shares of common stock. The January 2006 Convertible Notes shall so convert automatically (“Mandatory Conversion”) and with no action on the part of the holder on their Original Maturity Date to the extent that upon such conversion, the total number of shares of common stock then beneficially owned by such holder does not exceed 9.99% of the total number of issued and outstanding shares of the Company common stock. For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. In the event that a portion of the principal and interest under the January 2006 Convertible Notes has not been converted on the first Mandatory Conversion (and the holder has not demanded payment), there will be subsequent mandatory conversions until all of the principal and interest has been converted, provided that at each such Mandatory Conversion the total number of shares of common stock then beneficially owned by such lender does not exceed 9.99% of the total number of issued and outstanding shares of common stock. Prior to any such mandatory conversion the holder may at its option by writing to the Company, convert all or a portion of the principal and interest due under such holder’s January 2006 Convertible Notes into common stock and January 2006 Warrants provided that at each such conversion the total number of shares of common stock then beneficially owned by such holder does not exceed 9.99% of the total number of issued and outstanding shares of the Company common stock. By written notice to the Company, each holder may waive the foregoing limitations on conversion but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
     Also on January 27 and January 30, 2006, the Company entered into certain Subscription Agreements (the “January 2006 Subscription Agreements”) for the sale of the January 2006 Convertible Notes and the underlying common stock and January 2006 Warrants.
     The material terms of the January 2006 Subscription Agreements are as follows. the Company and the investors under the January 2006 Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act.
     The January 2006 Subscription Agreements further provide that the Company shall register the shares of common stock issuable upon conversion of the January 2006 Convertible Notes and upon conversion of the January 2006 Warrants (together, the “Registrable Shares”) via a suitable registration statement. If a registration statement covering the Registrable Shares has not been declared effective after 180 days following the closing, the holders shall receive a number of shares of common stock equal to 1.5% of the number of shares received upon conversion of the January 2006 Convertible Notes for each 30 days thereafter during which the Registrable Shares have not been registered, subject to a maximum penalty of 9% of the number of shares received upon conversion of the January 2006 Convertible Notes.
     The January 2006 Subscription Agreements allow the Investors to “piggyback” on the registration statements filed by the Company. the Company agreed that it will maintain the registration statement effective under the Securities Act until the earlier of (i) the date that all of the Registrable Shares have been sold pursuant to such registration statement, (ii) all Registrable Shares have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, or (iii) all Registrable Shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) under the Securities Act.
     Upon the completion of the offering under the January 2006 Subscription Agreements, with a full round of investment of $10,000,000, the investors will have the right for 15 months after the final closing to invest, in the aggregate an additional $10,000,000 in common stock of the Company. The price of such follow-on investment will be $2.00 per share of common stock or a 20% discount to the prior 30 day trading period, whichever is lower; provided that the price per share shall not be less than $1.25. Each investor’s portion of this follow-on right shall be such investor’s pro rata amount of the January 2006 Convertible Notes issued pursuant to the January 2006 Subscription Agreements. Once the Company has issued a total of $5,000,000 of January 2006 Convertible Notes, the investors will be able to invest up to 50% of the amount which they may invest pursuant to this follow-on right; subsequent to the completion of the full round of $10,000,000 the investors may invest the remainder of the amount which they may invest pursuant to this follow-on right.

     Notwithstanding anything to the contrary in the January 2006 Subscription Agreements, the number of shares of common stock that may be acquired by any investor upon any exercise of this follow-on right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of common stock then beneficially owned by such investor and its Affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such investor for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of the Company common stock. By written notice to the Company, any investor may waive this provision, but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
     In addition to the $1,375,000 in January 2006 Convertible Notes issued January 27 and January 30, 2006, pursuant to the January 2006 Subscription Agreements, the following investors have expressed an intention to exercise their right to accept the terms of the January 2006 Subscription Agreements in lieu of the Series E Subscription Agreements:
•	the holder of the $500,000 principal amount September 2005 Note;

•	the holder of the $500,000 principal amount October 2005 Note that is still outstanding;

•	the holders of the $700,000 principal amount of Series E Notes;

•	David Howitt, who made a $150,000 short term loan to the Company;

•	the investor who had agreed to convert $67,500 in certain advisory fees due from the Company into a Series E Subscription Agreement.
     It is a condition to the closing of the merger with Unify that all such convertible notes and all shares of the Company preferred stock shall have been converted into common stock of the Company.
Note 11. Registration Rights
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
Note 12. Series C Subscription Agreement.
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
Note 13. Commitments and Contingencies
Lease of Office Space for Principal Executive Offices
     The Company leases office space in Greenwich, Connecticut, where the Company has its principal executive offices.
     The lease commenced on August 29, 2005 and was amended to expand the leased premises on May 1, 2006. The lease expires on August 31, 2010. Under the terms of the lease, the Company will pay an aggregate rent over the term of the lease of $926,878.
Note 14. Acquisition of InfoNow
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
     The Merger Agreement includes representations and warranties regarding, among other things, InfoNow’s corporate organization and capitalization, the accuracy of its reports and financial statements filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the absence of certain changes or events relative to InfoNow since September 30, 2005, and InfoNow’s receipt of a fairness opinion regarding the Merger from its financial advisor. Similarly, the Company makes representations and warranties regarding, among other things, its corporate organization and capitalization and the accuracy of its reports and financial statements filed under the Exchange Act. The Merger Agreement also includes covenants governing, among other things, InfoNow’s and the Company’s operations outside the ordinary course of business prior to the closing. Consummation of the Merger is subject to several closing conditions, including, among others, approval by a majority of InfoNow’s common shares entitled to vote thereon, negotiation of the final terms of the CVR agreement and the effectiveness of a registration statement on Form S-4 to be filed by HALO, registering the shares of HALO common stock and related CVRs to be issued in the Merger. In addition, the Merger Agreement contains certain termination rights allowing InfoNow, HALO or both parties to terminate the agreement upon the occurrence of certain conditions, including the failure to consummate the Merger by July 31, 2006.
     The Company currently holds 65,000 shares of InfoNow common stock. These shares are classified under marketable securities in the Consolidated Balance Sheet., and are revalued periodically at the fair market value. The fair market value as of March 31, 2006 is $33,800. The decrease in the fair market value since the acquisition of these shares amounting to $6,778 has been charged to accumulated other comprehensive loss.
     InfoNow is a public enterprise software company, headquartered in Denver, Colorado. InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., “channel partners”). Companies use InfoNow’s software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. InfoNow’s clients are generally companies with extensive channel partner networks, and include companies such as Apple, Hewlett-Packard, Juniper Networks, NEC Display Solutions of America, The Hartford, Visa, and Wachovia Corporation.
     This Merger is expected to close in Fiscal Q4, 2006. A copy of the Merger Agreement is attached as Exhibit 10.110 to the Company’s Current Report on Form 8-K filed December 27, 2005, and is incorporated herein by reference. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.
Note 15. Acquisition of Unify Corporation
On March 14, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between UCA Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, and Unify Corporation (“Unify”) in a transaction valued at approximately $21 million based on Halo’s then current market valuation (the “Merger”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Unify, with Unify surviving the merger as a wholly-owned subsidiary of HALO. In connection with the Merger Agreement, two shareholders of Unify representing approximately thirty-three percent (33%) of outstanding voting rights of Unify have executed stockholder agreements which, subject to limited exceptions, require these stockholders to vote their Unify shares in favor of the Merger.
Under the terms of the Merger Agreement, which was approved by the boards of directors of each of HALO and Unify, each share of Unify’s common stock outstanding immediately prior to the Merger will be converted into the right to receive 0.437 shares of common stock of HALO (the “Exchange Ratio”). The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
In addition, each outstanding option to purchase shares of common stock of Unify that has an exercise price of less than $1.00 per share shall become and represent an option to purchase the number of shares of HALO common stock (rounded down to the nearest full share) determined by multiplying (X) the number of shares of Unify common stock subject to the option immediately prior to the effective time of the Merger by (Y) the Exchange Ratio, at an exercise price per share of HALO common stock equal to the result of dividing (A) the exercise price of the Unify option by (B) the Exchange Ratio, and rounding the result up to the nearest tenth of one cent. All other outstanding options to purchase Unify common stock shall be cancelled at the effective time of the Merger. The HALO options issued in substitution of Unify options shall contain substantially the same terms and conditions as the applicable Unify options.
Each outstanding warrant to purchase shares of common stock of Unify shall become and represent a warrant to purchase the number of shares of HALO common stock (rounded down to the nearest full share) determined by multiplying (X) the number of shares of Unify common stock subject to the warrant immediately prior to the effective time of the Merger by (Y) the Exchange Ratio. The exercise price for the HALO shares issuable upon exercise of the HALO warrants issued in replacement of the Unify warrants shall be $1.836 per share. The HALO warrants issued in substitution of Unify Warrants shall contain substantially the same terms and conditions as the applicable Unify warrants.
The Merger Agreement includes representations and warranties regarding, among other things, Unify’s corporate organization and capitalization, the accuracy of its reports and financial statements filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the absence of certain changes or events relative to Unify since January 31, 2006, and Unify’s receipt of a fairness opinion regarding the Merger from its financial advisor. Similarly, HALO makes representations and warranties regarding, among other things, its corporate organization and capitalization and the accuracy of its reports and financial statements filed under the Exchange Act.
The Merger Agreement also includes covenants governing, among other things, Unify’s and HALO’s operations outside the ordinary course of business prior to the closing.
Consummation of the Merger is subject to several closing conditions, including, among others, approval by a majority of Unify’s common shares entitled to vote thereon, holders of less than ten percent (10%) of Unify’s outstanding common stock exercising appraisal or dissenter’s rights, HALO receiving a new equity investment of at least $2.0 million, HALO converting certain of its outstanding convertible debt into common stock of HALO, no material adverse change in the business or condition of either company prior to the effective time of the Merger, and the effectiveness of a registration statement on Form S-4 to be filed by HALO, registering the shares of HALO common stock to be issued in the Merger. In addition, the Merger Agreement contains certain termination rights allowing Unify, HALO or both parties to terminate the agreement upon the occurrence of certain conditions, including the failure to consummate the Merger by September 30, 2006.
Unify provides automation solutions including specialty insurance risk management and driver performance applications. Unify’s solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through its industry expertise and market leading technologies, Unify helps organizations drive business optimization, apply governance and increase customer service.
Note 16. Employment Agreement and Related Agreements with Mark Finkel
On December 28, 2005, the Company entered into an employment agreement with Mark Finkel in connection with Mr. Finkel’s appointment as the Company’s Chief Financial Officer. Under the terms of Mr. Finkel’s employment agreement, the Company agreed to pay Mr. Finkel a monthly salary of $20,833. Mr. Finkel’s base salary is subject to upward adjustment pursuant to the terms of the employment agreement. In addition to base salary, Mr. Finkel is to receive a quarterly bonus equivalent to 25% of his annual Base Salary for each quarter, commencing with the fiscal quarter ending March 31, 2006, in which Mr. Finkel has met the objectives determined by the Company’s Compensation Committee. In addition, Mr. Finkel will participate in cash and equity compensation bonuses under the Company’s Fiscal 2006 Senior Management Incentive Plan (which was filed as Exhibit 10.93 to the Company’s third Current Report on form 8-K filed on October 27, 2005). The initial term of the employment agreement ends on December 31, 2006. The employment agreement automatically renews for successive one-year terms unless either party gives notice of his or its intention to terminate at least 120 days prior to the end of the then current term. The Company may terminate Mr. Finkel’s employment at any time for Cause (as defined in the employment agreement) or at any time upon 120 days prior written notice other than for Cause. Mr. Finkel may terminate his employment at any time for Good Reason (as defined in the employment agreement) or upon 120 days written notice without Good Reason. Mr. Finkel is eligible for up to 12 months severance if he is terminated by the Company without Cause or terminates his employment with Good Reason.
Pursuant to the terms of the employment agreement, Mr. Finkel was also required to execute the Company’s standard form of Non-Competition Agreement and Confidential Information Agreement. The Non-Competition Agreement provides that, during a period commencing with the execution of the agreement and terminating (i) one (1) year after the termination of Mr. Finkel’s employment with the Company, or (ii) if termination of employment is under circumstances where severance is due under the Employment Agreement, the period during which severance is paid by the Company, Mr. Finkel will not engage in certain activities which are competitive with the Company’s Business (as defined in such agreement). The Confidential Information Agreement provides that Mr. Finkel shall maintain the confidentiality of the Company’s Proprietary Information, and that Mr. Finkel assigns any intellectual property rights arising during his employment to the Company. A copy of the Non-Competition Agreement is attached as Exhibit 10.112 to the Company’s Current Report on Form 8-K filed January 4, 2006. A copy of the Confidentiality Agreement is attached as Exhibit 10.113 to the Company’s Current Report on Form 8-K filed January 4, 2006.
Note 17. Subsequent Events
Amendments to Articles of Incorporation
The Company filed with the Nevada Secretary of State the Certificate of Amendment to Articles of Incorporation described in its Definitive Information Statement filed on March 13, 2006. The amendment changed the Company’s name to Halo Technology

Holdings, Inc., effective April 2, 2006.
Change of Company Name and Trading Symbol
As a consequence of the name change, the Company’s symbol changed. The Company’s Common Stock had been quoted on the OTC Bulletin Board under the symbol WARP. The new symbol is HALO. The new symbol was effective at the open of business on Monday, April 3, 2006.
Amendment to Note Held by Platinum Equity
As previously reported, on October 26, 2005, the Company completed the transactions contemplated by the Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company, TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to the Merger Agreement, dated October 26, 2005, by and among, the Company, Platinum, Tesseract, Merger Sub and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). The consideration payable pursuant to the Merger Agreement to Platinum included $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note (the “Note”). The descriptions of the Merger Agreement, Amendment No. 1 to the Merger Agreement and the Note are qualified in their entirety by reference to the Merger Agreement, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 2005, to Amendment No. 1 to the Merger Agreement which was previously filed as Exhibit 10.94 of the Current Report on Form 8-K filed by the Company with the Commission on November 1, 2005, and to the Note which was previously filed as Exhibit 10.96 of the Current Report on Form 8-K filed by the Company with the Commission on November 1, 2005.
On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum as part of the consideration under the Merger Agreement. These shares would have been canceled if the Note had been paid in full by that date. This description of the Amendment is qualified in its entirety by reference to the Amendment was attached as Exhibit 10.120 of the Current Report on the Form 8-K filed on April 3, 2006, after becoming effective of March 31, 2006.
Commercial Lease
On May 1, 2006, the Company entered into a Commercial Lease (the “Lease”) with 200 Railroad Avenue, LLC (the “Landlord”). The Lease supersedes that certain Commercial Lease between the Company and the Landlord (the “Existing Lease”) a copy of which was filed as Exhibit 10.85 to the Company’s Current Report on Form 8-K filed September 2, 2005. The Lease is for approximately 4,466 square feet of office space (the “Premises”); the Company currently occupies one section consisting of approximately 1,800 square feet (“Section 1”), pursuant to the Existing Lease. The other two sections consist of approximately 916 square feet (“Section 2”), and 1750 square feet (“Section 3”) all located at 200 Railroad Avenue, Greenwich, Connecticut, 06830, where the Company has its principal executive offices. The material terms of the Lease are as follows.
The term commenced on the effective dates of the Existing Lease for Section 1 and April 1, 2006 for Section 2; the Lease commences July 1, 2006 for Section 3 (the “Commencement Dates”). The Lease expires on August 31, 2010 (the “Expiration Date”).
This description of the Lease is qualified in its entirety by reference to the Lease, a copy of which was attached as Exhibit 10.121 to the Current Report Form 8-K filed on May 5, 2006.
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
Description of Business
     Halo Technology Holdings, Inc. is a Nevada corporation with its principal executive office in Greenwich, Connecticut.
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
     The Company changed its name to Halo Technology Holdings, Inc. from Warp Technology Holdings, Inc, effective April 2, 2006.
     As a consequence of the name change, the Company’s ticker symbol quoted on the OTC Bulletin Board changed from WARP to HALO. The new symbol has been effective since the open of business on Monday, April 3, 2006.
The Acquisitions of WARP Solutions, Inc. and Spider Software, Inc.
     On May 24, 2002, the Company and WARP Solutions, Inc. (“WARP Solutions”) closed a share exchange transaction pursuant to which WARP Solutions became a subsidiary of the Company and the operations of WARP Solutions became the sole operations of the Company. Subsequently, the Company changed its name from Abbott Mines Ltd. to Halo Technology Holdings, Inc.
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

     The purchase price for the acquisition of DAVID, Process, ProfitKey, and Foresight was an aggregate of $12,000,000, which the Company paid in cash. Under the Merger Agreement for the acquisition of Tesseract, the Merger Consideration consisted of (i) $4,500,000 in cash which was paid at closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note to Platinum Equity, LLC. Additionally, the Company is required to pay a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum Equity, LLC (the seller of Tesseract) has the option to convert the working capital adjustment into up to 1,818,181 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. At March 31, 2006, the Company accrued $200,000 of such fees.
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
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum under the Merger Agreement. In connection with the issuance of the 909,091 shares of Series D Preferred Stock, the Company recorded $1,090,909 of interest expense for the period ended March 31, 2006.
Acquisition of Empagio, Inc.
     The Company entered into a Merger Agreement dated December 19, 2005, to acquire Empagio, Inc. (“Empagio”). On January 13, 2006, the closing occurred under the Merger Agreement and Empagio is now a wholly-owned subsidiary of the Company. The merger consideration consisted of 1,438,455 shares of Common Stock. Based on the closing price of the Company’s Common Stock on the day of the closing, the total purchase price was $1,848,768, after net working capital adjustments and transaction costs.
     Empagio is a human resources management software company. Its signature product is its SymphonyHR hosted software solution which automates HR procedures and reduces paperwork, ranging from payroll to benefits administration. Tesseract and ECI have subsequently been merged into Empagio. The combination of the subsidiaries will create a leader in the Human Resources Management Solutions (HRMS) industry, boasting an impressive roster of Fortune 1000 enterprise customers and more than two million lives under management. The merged company will be called Empagio and will be headquartered in Atlanta, Georgia.
     Acquisition of Executive Consultants, Inc.
     On March 1, 2006, the Company completed acquisition of Executive Consultants, Inc. (“ECI”). ECI is an HR professional services firm providing implementation and consulting services for HR, payroll and payroll systems. The Company issued 330,688 chares of its Common Stock valued $558,863 to the shareholders of ECI. The Company also paid $ 578,571 in cash. The total purchase price was $1,152,434, net of transaction costs. Following completion of the transaction, ECI was combined with Empagio, a subsidiary of the Company. The acquisition of ECI’s clients, will enhance Empagio’s human resources software offerings.
     Agreement to Acquire InfoNow Corporation

     On December 23, 2005, the Company entered into an Agreement and Plan of Merger with InfoNow Corporation (“InfoNow”) in a transaction valued at $7.2 million. Upon the closing under the Merger Agreement, InfoNow will become a wholly-owned subsidiary of the Company.
     InfoNow is a public enterprise software company, headquartered in Denver, Colorado. InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., “channel partners”). Companies use InfoNow’s software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. InfoNow’s clients are generally companies with extensive channel partner networks, and include companies such as Apple, Hewlett-Packard, Juniper Networks, NEC Display Solutions of America, The Hartford, Visa, and Wachovia Corporation.
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
Agreement to Acquire Unify Corporation
On March 14, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between UCA Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company, and Unify Corporation (“Unify”) in a transaction valued at approximately $21 million based on Halo’s then current market valuation (the “Merger”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Unify, with Unify surviving the merger as a wholly-owned subsidiary of HALO. In connection with the Merger Agreement, two shareholders of Unify representing approximately thirty-three percent (33%) of outstanding voting rights of Unify have executed stockholder agreements which, subject to limited exceptions, require these stockholders to vote their Unify shares in favor of the Merger.
Under the terms of the Merger Agreement, which was approved by the boards of directors of each of HALO and Unify, each share of Unify’s common stock outstanding immediately prior to the Merger will be converted into the right to receive 0.437 shares of common stock of HALO (the “Exchange Ratio”). The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.
In addition, each outstanding option to purchase shares of common stock of Unify that has an exercise price of less than $1.00 per share shall become and represent an option to purchase the number of shares of HALO common stock (rounded down to the nearest full share) determined by multiplying (X) the number of shares of Unify common stock subject to the option immediately prior to the effective time of the Merger by (Y) the Exchange Ratio, at an exercise price per share of HALO common stock equal to the result of dividing (A) the exercise price of the Unify option by (B) the Exchange Ratio, and rounding the result up to the nearest tenth of one cent. All other outstanding options to purchase Unify common stock shall be cancelled at the effective time of the Merger. The HALO options issued in substitution of Unify options shall contain substantially the same terms and conditions as the applicable Unify options.
Each outstanding warrant to purchase shares of common stock of Unify shall become and represent a warrant to purchase the number of shares of HALO common stock (rounded down to the nearest full share) determined by multiplying (X) the number of shares of Unify common stock subject to the warrant immediately prior to the effective time of the Merger by (Y) the Exchange Ratio. The exercise price for the HALO shares issuable upon exercise of the HALO warrants issued in replacement of the Unify warrants shall be $1.836 per share. The HALO warrants issued in substitution of Unify Warrants shall contain substantially the same terms and conditions as the applicable Unify warrants.
The Merger Agreement includes representations and warranties regarding, among other things, Unify’s corporate organization and capitalization, the accuracy of its reports and financial statements filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the absence of certain changes or events relative to Unify since January 31, 2006, and Unify’s receipt of a fairness opinion regarding the Merger from its financial advisor. Similarly, HALO makes representations and warranties regarding, among other things, its corporate organization and capitalization and the accuracy of its reports and financial statements filed under the Exchange Act.
The Merger Agreement also includes covenants governing, among other things, Unify’s and HALO’s operations outside the ordinary course of business prior to the closing.
Consummation of the Merger is subject to several closing conditions, including, among others, approval by a majority of Unify’s common shares entitled to vote thereon, holders of less than ten percent (10%) of Unify’s outstanding common stock exercising appraisal or dissenter’s rights, HALO receiving a new equity investment of at least $2.0 million, HALO converting certain of its outstanding convertible debt into common stock of HALO, no material adverse change in the business or condition of either company prior to the effective time of the Merger, and the effectiveness of a registration statement on Form S-4 to be filed by HALO, registering the shares of HALO common stock to be issued in the Merger. In addition, the Merger Agreement contains certain termination rights allowing Unify, HALO or both parties to terminate the agreement upon the occurrence of certain conditions, including the failure to consummate the Merger by September 30, 2006.
     Unify provides automation solutions including specialty insurance risk management and driver performance applications. Unify’s solutions deliver a broad set of capabilities for automating business processes, integrating existing information systems and delivering collaborative information. Through its industry expertise and market leading technologies, Unify helps organizations drive business optimization, apply governance and increase customer service.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. For the Company, SFAS No. 123 (R) is effective as of January 1, 2006. The Company did not apply this method to prior periods. The impact on this new standard, if it had been in effect prior to January 1, 2006 is disclosed above in Note 2 — “Summary of Significant Accounting Policies” Stock Based Compensation.
On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107). Although not altering any conclusions reached in SFAS 123(R), SAB 107 provides the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will follow the interpretative guidance on share-based payment set forth in SAB 107.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for us for the fiscal year ended June 30, 2007. We do not anticipate that the adoption of SFAS No. 154 will have an impact on our overall results of operations or financial position.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.
In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.
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
     In arrangements that include rights to multiple software products and/or services, the Company allocates and defers revenue for the undelivered items, based on vendor-specific objective evidence of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Vendor specific objective evidence of fair value for undelivered elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for maintenance contracts, is additionally measured by the renewal rate offered to the customer. In arrangements in which the Company does not have vendor-specific objective evidence of fair value of maintenance, and maintenance is the only undelivered item, the Company recognizes the total arrangement fee ratably over the contractual maintenance term.

     Software license revenues are recognized upon receipt of a purchase order and delivery of software, provided that the license fee is fixed or determinable; no significant production, modification, or customization of the software is required; and collection is considered probable by management. For licensing of Company’s software through its indirect sales channel, revenue is recognized when the distributor sells the software to its end-users, including value-added resellers. For licensing of software to independent software vendors, revenue is recognized upon shipment to the independent software vendors.
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
     We have recorded a significant amount of goodwill on our balance sheet. As of March 31, 2006, goodwill was approximately $32 million, representing approximately 48% of our total assets and approximately 52% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we will make. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
Stock-Based Compensation
     Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As a result, compensation cost of the Company for the three months ended March 31, 2006 includes compensation expense for unvested portion of all the stock options outstanding and all the stock options granted after the effective date. No restatement has been made to prior periods. We had applied APB 25’s intrinsic value method up to December 31, 2005, and presented pro forma income statements in the footnote to show the effect of FAS123(R) as if it had been implemented in the prior periods. We will continue to do so to show the results of periods for which SFAS 123(R) was not effective in comparison to the results going forward.

Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues	8,208	100%	2,341	100%	16,787	100%	2,606	100%
Cost of revenues	1,767	22%	303	13%	3,388	20%	413	16%
Gross margin	6,441	78%	2,038	87%	13,399	80%	2,193	84%
Product development	1,778	22%	617	26%	4,294	26%	729	28%
Sales, marketing and business development	1,967	24%	1,322	56%	5,404	32%	1,799	69%
General and administrative	4,486	55%	1,889	81%	9,629	57%	3,050	117%
Late filing penalty	—	0%	1,034	44%	—	0%	1,034	40%
Interest expense	3,038	37%	2,452	105%	6,592	39%	2,498	96%
Revenue
     Revenue is derived from the licensing of software, maintenance contracts, training, and other consulting services. License revenue is derived from licensing of our software and third-party software products. Services revenue results from consulting and education services, and maintaining, supporting and providing periodic unspecified upgrades for previously licensed products.
     Total revenue increased by $5.9 million to $8.2 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $774,000, Kenosia, $467,000, Empagio, $2.2 million, and Process and Affiliates, $2.4 million.
     Total revenue increased by $14.2 million to $16.8 million for the nine months ended March 31, 2006 from $2.6 million for the nine months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $6.5 million, Kenosia, $935,000, Empagio, $2.9 million, and Process and Affiliates, $4.1 million.
     License revenue increased by $126,000 to $1.7 million for the three months ended March 31, 2006 from $1.6 million for the three months ended March 31, 2005. This increase was primarily due to the acquisitions of Kenosia, $41,000, Empagio, $19,000, and Process and Affiliates, $519,000. This was offset by a decrease in Gupta’s license revenue of $505,000 due to a one-time large sale in the three months ended March 31, 2005.
     License revenue increased by $2.7 million to $4.6 million for the nine months ended March 31, 2006 from $1.8 million for the nine months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $1.8 million, Kenosia, $131,000, Empagio, $20,000, and Process and Affiliates, $948,000.
     Services revenue increased by $5.7 million to $6.5 million for the three months ended March 31, 2006 from $730,000 for the three months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $1.3 million, Kenosia, $426,000, Empagio, $2.1 million, and Process and Affiliates, $1.9 million.
     Services revenue increased $11.4 million to $12.2 million for the nine months ended March 31, 2006 from $783,000 for the nine months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $4.7 million, Kenosia, $804,000, Empagio, $2.9 million, and Process and Affiliates, $3.1 million.
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

Cost of Revenue
     Total cost of revenue increased by $1.5 million to $1.8 million for the three months ended March 31, 2006 from $303,000 for the three months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $78,000, Kenosia, $110,000, Empagio, $619,000, and Process and Affiliates, $703,000.
     Total cost of revenue increased by $3 million to $3.4 million for the nine months ended March 31, 2006 from $413,000 for the nine months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $852,000, Kenosia, $287,000, Empagio, $847,000, and Process and Affiliates, $1.1 million.
     The principal components of cost of license fees are manufacturing costs, shipping costs, royalties paid to third-party software vendors, and amortization of acquired technologies. Cost of license revenue increased by $255,000 to $403,000 for the three months ended March 31, 2006 from $148,000 for the three months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $36,000, Empagio, $69,000 and Process and Affiliates, $177,000. This increase was partially offset by a $33,000 decrease in amortization of acquired technologies due to a write-off of intangible assets related to the Warp Solutions business in June 2005.
     Cost of license revenue increased by $667,000 to $926,000 for the nine months ended March 31, 2006 from $259,000 for the nine months ended March 31, 2005. This increase was primarily due to the acquisitions of Gupta, $349,000, Kenosia, $28,000, Empagio, $118,000 and Process and Affiliates, $316,000. This increase was partially offset by a $85,000 decrease in amortization of acquired technologies due to a write-off of intangible assets related to the Warp Solutions business in June 2005.
     The principal components of cost of services are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs. Cost of services revenue increased by $1.2 million to 1.4 million for the three months ended March 31, 2006 from $154,000 for the three months ended March 31, 2005. This increase was primarily a result of an increase in employee compensation directly related to additional headcounts added in conjunction with the acquisitions of Gupta, $43,000, Kenosia, $103,000, Empagio, $550,000, and Process and Affiliates, $526,000.
     Cost of services revenue increased by $2.3 million to 2.5 million for the nine months ended March 31, 2006 from $154,000 for the nine months ended March 31, 2005. This increase was primarily a result of an increase in employee compensation directly related to additional headcounts added in conjunction with the acquisitions of Gupta, $503,000, Kenosia, $260,000, Empagio, $729,000, and Process and Affiliates, $829,000.
     Gross profit margins were 78% for the three months ended March 31, 2006, compared to 87% for the three months ended March 31, 2005. Gross profit margins decreased to 80% for the nine months ended March 31, 2006, compared to 84% for the nine months ended March 31, 2005. The gross margin decrease was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries.
Operating Expenses
Research and Development
     Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensable hardware and software costs, overhead costs and costs of contractors. Research and development expenses increased by approximately $1.2 million to $1.8 million for the three months ended March 31, 2006 from $617,000 for the three months ended March 31, 2005. This increase primarily resulted from the acquisition of Gupta, $160,000, Kenosia, $102,000, Empagio, $214,000, and Process and Affiliates, $693,000.
     Research and development expenses increased by approximately $3.6 million to $4.3 million for the nine months ended March 31, 2006 from $729,000 for the nine months ended March 31, 2005. This increase primarily resulted from the acquisitions of Gupta, $1.8 million, Kenosia, $227,000, Empagio, $451,000, and Process and Affiliates, $1.1 million. To date, all software development costs have been expensed as incurred.
Sales and Marketing

     Selling and marketing expenses consist primarily of salaries, commissions, benefits, advertising, tradeshows, travel and overhead costs for the Company’s sales, marketing, and business development personnel. Sales and marketing expenses increased by approximately $645,000 to $2 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. This increase was primarily attributable to the acquisitions of Gupta, $329,000, Kenosia, $76,000, Empagio, $56,000, and Process and Affiliates, $350,000.
     Sales and marketing expenses increased by approximately $3.6 million to $5.4 million for the nine months ended March 31, 2006 from $1.8 million for the nine months ended March 31, 2005. This increase was primarily attributable to the acquisitions of Gupta, $3 million, Kenosia, $116,000, Empagio, $105,000, and Process and Affiliates, $616,000.
General and Administrative
     General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense. General and administrative expenses increased by approximately $2.6 million to $4.5 million for the three months ended March 31, 2006 from $1.9 million for the three months ended March 31, 2005. This increase was primarily attributable to the acquisitions of Gupta, $157,000, Kenosia, $189,000, Empagio, $1.1 million, and Process and Affiliates, $1.2 million. There was also an increase of approximately $561,000 in corporate headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions, securities laws, and tax compliance. However, this increase in corporate expenses was almost entirely offset by a decrease in non-cash compensation of approximately $533,000.
     General and administrative expenses increased by approximately $6.6 million to $9.6 million for the nine months ended March 31, 2006 from $3 million for the nine months ended March 31, 2005. This increase was primarily attributable to the acquisitions of Gupta, $2.2 million, Kenosia, $508,000, Empagio, $1.5 million, and Process and Affiliates, $2.1 million. There was also an increase of approximately $1 million in corporate headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions, securities laws, and tax compliance. However, this increase in corporate expenses was almost entirely offset by a decrease in non-cash compensation of approximately $803,000.
Interest Expense
     Interest expense increased by $586,000 to $3 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. The increase was primarily due to Series D Preferred Stock paid as penalty of $1,091,000 (see Note 5) and cash interest and the conversion of interest into common stock of $823,000. The increase was partially offset by the decrease in accretion of the fair values of the warrants of $366,000 and the decrease in the amortization of the deferred financing costs of $941,000. There were also insignificant changes in miscellaneous categories.
     Interest expense increased by $4.1 million to $6.6 million for the nine months ended March 31, 2006 from $2.5 million for the nine months ended March 31, 2005. The increase was primarily due to Series D Preferred Stock paid as penalty of $1,091,000 (see Note 5), accretion of warrants of $1.5 million, and cash interest and the conversion of interest into common stock of $2.1 million. The increase was partially offset by the decrease in the amortization of the deferred financing costs of $567,000. There were also insignificant changes in miscellaneous categories.
Non-GAAP Financial Measures
     Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and our creditors, to assess:
•	the financial performance of our assets without regard to financing methods, capital structures or historical cost basis;
•	the ability of our assets to generate cash sufficient to pay interest on our indebtedness; and
•	our operating performance and return on invested capital as compared to those of other companies in the software business, without regard to financing methods and capital structure,
     EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Reconciliation of net loss to EBITDA

Net loss as reported	$(4,913,621)	$(5,324,797)	$(12,692,855)	$(6,967,395)

Depreciation	34,939	9,542	100,258	4,418

Amortization	809,118	349,926	2,003,556	444,926

Interest expense	3,038,357	2,452,004	6,592,164	2,497,683

Provision for income taxes	85,298	50,000	171,786	50,000

EBITDA	$(945,909)	$(2,463,325)	$(3,825,091)	$(3,970,368)
     As more fully described in Business Combinations and Deferred Revenue under Critical Accounting Policies, the purchase accounting rules normally causes the deferred revenues of the acquired software companies to decrease substantially. To further supplement our consolidated financial information, the Company believes the pro forma information below is helpful to an overall understanding of our past financial performance and prospects for the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
As reported

Revenues	$8,207,542	$2,341,042	$16,786,583	$2,605,562

Loss before interest	(1,789,966)	(2,822,793)	(5,928,905)	(4,419,712)

Loss before income taxes	(4,828,323)	(5,274,797)	(12,521,069)	(6,917,395)

Net loss	$(4,913,621)	$(5,324,797)	$(12,692,855)	$(6,967,395)

Deferred revenue fair value reduction (1)	$1,622,661	$672,162	$4,684,516	$672,162

Pro forma

Revenues	$9,830,203	$3,013,204	$21,471,099	$3,277,724

Loss before interest	(167,305)	(2,150,631)	(1,244,389)	(3,747,550)

Loss before income taxes	(3,205,662)	(4,602,635)	(7,836,553)	(6,245,233)

Net loss	$(3,290,960)	$(4,652,635)	$(8,008,339)	$(6,295,233)

(1)	As part of the purchase price allocations for the acquisitions, the Company estimated the fair value of underlying obligations which resulted in reduction of the deferred revenues of the acquired companies. These reductions are added back to the revenues to show pro forma results of operations.
     These non-GAAP measures should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with generally accepted accounting principles (“GAAP”).

Net Operating Loss Carryforwards
     The Company has a U.S. Federal net operating loss carryforward of approximately $45,989,000 as of March 31, 2006, which may be used to reduce taxable income in future years through the year 2025. The deferred tax asset primarily resulting from net operating losses was approximately $19,034,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code
Liquidity and Capital Resources
     The Company has three primary cash needs. These are (1) operations, (2) acquisitions and (3) debt service and repayment. The Company has financed a significant component of its cash needs through the sale of equity securities and debt.
     For the nine months ended March 31, 2006, cash provided by operating activities was approximately $666,000. The net loss of $12.7 million was after the following non-cash items: non-cash interest expense of $4.3 million, depreciation and amortization expense of $2.1 million, and non-cash compensation expense of $677,000. The components of cash provided by operating activities also included an increase in deferred revenue of $6.2 million, accounts receivable of $317,000, and insignificant changes in miscellaneous balance sheet categories. The Company also acquired additional cash through various credit and note agreements described below. Approximately $17,113,000 was used to fund acquisitions, and approximately $10,375,000 was used to repay the principal portion of the outstanding debt.
     The Company entered into a $50,000,000 credit facility with Fortress Credit Opportunities LP and Fortress Credit Corp. on August 2, 2005 (“Credit Agreement”). The Company immediately borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,083,872. On October 26, 2005, in connection with the closings of the acquisitions of Tesseract, DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc., the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities LLP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement.
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
     The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. The Company is currently in compliance with these financial covenants. The Company anticipates that due to recent transactions, as well as the InfoNow and Unify acquisitions, certain of the covenants under the Credit Agreement may have to be modified in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the other parties to the Credit Agreement will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. In addition, the Credit Agreement provides that in the event of certain changes of control, including (i) a reduction in the equity ownership in the Company of Ron Bienvenu or his immediate family members below 90% of such equity interests on the date of the Credit Agreement, or (ii) Ron Bienvenu ceases to perform his current management functions and is not replaced within 90 days by a person satisfactory to Fortress, all amounts due may be declared immediately due and payable. The Credit Agreement contains specific events of default, including failure to make a payment, the breach of certain representations and warranties, and insolvency events. There is also a “cross-default” provision that provides that certain events of default under certain contracts between the Company or its subsidiaries and third parties will constitute an event of default under the Credit Agreement.
     On September 20, 2005, the Company entered into a Promissory Note (the “September 2005 Note”) in the principal amount of Five Hundred Thousand Dollars ($500,000). Interest accrues under the September 2005 Note at the rate of ten percent (10%) per annum. The principal amount of the September 2005 Note, together with accrued interest, was due and payable 90 days after the date it was entered into, December 19, 2005, unless the Promissory Note was converted into debt or equity securities of the Company. As of March 31, 2006, the Company has not repaid this Promissory Note or converted it into debt or equity securities. On January 11, 2006, the holder of this note agreed to convert the $500,000 principal (plus accrued interest) into equity securities of the Company under the Series E Subscription Agreement described below. Under the Series E Subscription Agreement, the holder of the September 2005 note had the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The holder of the September 2005 Note has indicated to the Company that it intends to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     Also on September 20, 2005, the Company issued to the holder of the September 2005 Note a Warrant to purchase 181,818 shares of common stock of the Company. The Warrant was issued in connection with the September 2005 Note described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010.
     On October 14, 2005, one of the Company’s directors, David Howitt, made a short-term loan to the Company for $150,000. On January 11, 2006, Mr. Howitt agreed to convert the principal (plus accrued interest) under this loan into equity securities of the Company under the Series E Subscription Agreement described below. Since then, Mr. Howitt has indicated to the Company that he intends to exercise this right under the Series E Subscription Agreement to receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     On October 21, 2005, the Company entered into certain convertible promissory notes (the “October 2005 Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the October 2005 Notes at the rate of ten percent (10%) per annum. The principal amount of the October 2005 Notes, together with accrued interest, was due February 19, 2006, or 90 days after the date the notes were entered into, unless the October 2005 Notes were converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction.
     Also on October 21, 2005, the Company also issued warrants to purchase an aggregate of 363,636 shares of common stock of the Company in connection with the October 2005 Notes described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants.
     As of March 31, 2006, $500,000 of the principal amount under the October 2005 Notes, plus $19,028 accrued interest, has been paid. On January 11, 2006, the holder of the remaining $500,000 October 2005 Note agreed to convert the $500,000 principal (plus accrued interest) under this October 2005 Note into equity securities of the Company under the Series E Subscription Agreement described below. Subsequently, the holder of the October 2005 Note has indicated to the Company that it intends to exercise its right under the Series E Subscription Agreement to receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     On October 26, 2005, as part of the Merger Consideration under the Tesseract Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary.
     Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued under the tesseract Merger Agreement.
     The Tesseract Merger Agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. Since the Working Capital Adjustment was not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, since the Working Capital Adjustment was not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005.
     On January 11, 2006, the Company entered into certain convertible promissory notes (the “Series E Notes”) in the aggregate principal amount of Seven Hundred Thousand Dollars ($700,000). Interest accrues under the Series E Notes at the rate of ten percent (10%) per annum. The Notes provide that they automatically convert into (i) such number of fully paid and non-assessable shares of The Company’s Series E Preferred Stock (the “Series E Stock”) equal to the aggregate outstanding principal amount due under the Series E Notes plus the amount of all accrued but unpaid interest under the Series E Notes divided by $1.25, and (ii) warrants (the “Series E Warrants”) to purchase a number of shares of the Company’s common stock equal to 40% of such number of shares of Series E Stock issued to the holder. Under the terms of the Series E Notes, the automatic conversion was to occur upon the effectiveness of the filing of the Certificate of Designations, Preferences and Rights (the “Certificate of Designations”) pertaining to the Company’s Series E Stock, and, in the event that the Certificate of Designations was not filed 30 days after the Series E Notes were issued (February 10, 2006) then the holders of the Series E Notes may demand that the Company pay the principal amount of the Series E Notes, together with accrued interest. No demand for payment has been made.
     Under the Series E Subscription Agreements described below, holders of the Series E Notes had the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the Series E Notes into such other equity securities as if the investor had invested the amount invested in such securities. The holders of the Series E Notes have indicated to the Company that they intend to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below.
     Also on January 11, 2006, the Company entered into certain Subscription Agreements (the “Series E Subscription Agreements”) for the sale of Series E Stock and Series E Warrants. In addition to the conversion of the principal and interest under the Series E Notes described above, investors under the Series E Subscription Agreements committed to convert the $150,000 short term loan made by Mr. Howitt, the $500,000 principal (plus accrued interest) under the September 2005 Note, and the $500,000 principal (plus accrued interest) under the outstanding October 2005 Note (each as described above). Accordingly, the Company has taken the position that these notes were amended by the Series E Subscription Agreement. Also under the Series E Subscription Agreement, an investor agreed to convert $67,500 in certain advisory fees due from the Company into Series E Stock and Warrants. The material terms of the Series E Subscription Agreements are described more fully at Note 10.
     Since the Company entered into the January 2006 Subscription Agreements before February 15, 2006, investors in Series E Stock may convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The Company will provide the Series E investors with five business days notice of such right. The investor will be required to execute and deliver all such transaction documents as required by the Company in order to convert such securities into such other securities.
     Certain of the transactions in connection with the Series E Subscription Agreement were entered into by Mr. David Howitt, a director of the Company. Mr. Howitt invested $350,000 under the Series E Notes, and agreed to convert the $150,000 short term loan he had made to the Company under the terms of Series E Subscription Agreement. Mr. Howitt recused himself from the the Company board of directors decisions approving these transactions.
     All the investors under the Series E Subscription Agreements have indicated to the Company that they intend to exercise the right described above and receive the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below.
     On January 27 and on January 30, 2006, the Company entered into certain convertible promissory notes (the “January 2006 Convertible Notes”) in the aggregate principal amount of One Million Three Hundred Seventy-Five Thousand Dollars ($1,375,000). The principal amount of the January 2006 Convertible Notes, together with accrued interest, shall be due and payable on demand by the holder thereof on the maturity date which is no earlier than sixty (60) days after the date such January 2006 Convertible Notes were issued (the “Original Maturity Date”), unless the January 2006 Convertible Notes are converted into common stock and warrants as described below. In the event that the January 2006 Convertible Notes are not converted by their Original Maturity Date, interest will begin to accrue at the rate of ten percent (10%) per annum.
     Each January 2006 Convertible Note shall convert into (i) such number of fully paid and non-assessable shares of the Company’s common stock equal to the aggregate outstanding principal amount due under the January 2006 Convertible Note plus the amount of all accrued but unpaid interest on the January 2006 Convertible Note divided by $1.25, and (ii) warrants (the “January 2006 Warrants”) to purchase a number of shares of the Company’s common stock equal to 75% of such number of shares of common stock. The January 2006 Convertible Notes shall so convert automatically (“Mandatory Conversion”) and with no action on the part of the holder on their Original Maturity Date to the extent that upon such conversion, the total number of shares of common stock then beneficially owned by such holder does not exceed 9.99% of the total number of issued and outstanding shares of the Company common stock.
     Also on January 27 and January 30, 2006, the Company entered into certain Subscription Agreements (the “January 2006 Subscription Agreements”) for the sale of the January 2006 Convertible Notes and the underlying common stock and January 2006 Warrants.
     The material terms of the January 2006 Subscription Agreements are as follows. the Company and the investors under the January 2006 Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act, and the agreements provide for certain registration rights as well as follow-on investment rights. See Note 10.

     The Company accrued $1,033,500 for the fiscal year ended June 30, 2005 for potential penalties as described in notes 11 and 12 to the financial statements included in this report.
     For the nine months ended March 31, 2006, the Company used approximately $17,204,000 for investing activities. During the same period, the Company paid approximately $507,000 in cash as part of consideration to acquire Kenosia, approximately $16,048,000 in cash as part of consideration to purchase Tesseract, Process, David, Profitkey, and Foresight from Platinum Equity, LLC, and approximately $558,000 in cash as part of consideration to purchase Executive Consultants, Inc.
     As of March 31, 2006, the Company had debt that matures in the next 12 months in the amount of approximately $4,792,000. This consists of $1,750,000 payable to Platinum Equity, LLC (seller of Tesseract, Process, David, Profitkey, and Foresight), $3,347,000 notes payable to other investors. The $500,000 note payable to Bristol Technology, Inc. has been paid off in the quarter ended March 31, 2006. The Company has also taken additional debt in the amount of $700,000 and $1,375,000 in January 2006, both of which are expected to be paid in equity securities. In addition, the principal amounts due under the Credit Agreement with Fortress begin to amortize on August 2, 2006. The repayment for this loan due within one year is $1,373,063 as of March 31, 2006.
     The Company continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. The Company can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.
     The Company’s future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and the Company’s ability to maintain its current customers and successfully market its products, as well as any future acquisitions it undertakes. The Company intends to meet its cash needs, as in the past, through cash generated from operations, the proceeds of privately placed equity issuances and debt. Even without further acquisitions, in order to meet its financial obligations including repayment of outstanding debt obligations, the Company will have to issue further equity and engage in further debt transactions. There can be no guarantee that the Company will be successful in such efforts. In the absence of such further financing, the Company will either be unable to meet its debt obligations or with have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of the Company’s common stock.
     Given the currently expected debt service obligations of the Company, the inability of the Company to complete such further financing might also mean that the Company would be unable to continue to operate on an ongoing basis. If we are unable to obtain additional capital, we will likely need to make change in our business strategy in order to conserve cash.

Subsequent Events
Amendments to Articles of Incorporation
The Company filed with the Nevada Secretary of State the Certificate of Amendment to Articles of Incorporation described in its Definitive Information Statement filed on March 13, 2006. The amendment changed the Company’s name to Halo Technology Holdings, Inc., effective April 2, 2006. A copy of the amendment was attached to the Current report on Form 8-K filed on March 31, 2006 as Exhibit 3.13 and became effective on April 2, 2006.
Change of Company Name and Trading Symbol
As a consequence of the name change, the Company’s symbol changed. The Company’s Common Stock had been quoted on the OTC Bulletin Board under the symbol WARP. The new symbol is HALO. The new symbol was effective at the open of business on Monday, April 3, 2006.
Amendment to Note Held by Platinum Equity
As previously reported, on October 26, 2005, the Company completed the transactions contemplated by the Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company, TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to the Merger Agreement, dated October 26, 2005, by and among, the Company, Platinum, Tesseract, Merger Sub and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). The consideration payable pursuant to the Merger Agreement to Platinum included $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note (the “Note”). The descriptions of the Merger Agreement, Amendment No. 1 to the Merger Agreement and the Note are qualified in their entirety by reference to the Merger Agreement, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 2005, to Amendment No. 1 to the Merger Agreement which was previously filed as Exhibit 10.94 of the Current Report on Form 8-K filed by the Company with the Commission on November 1, 2005, and to the Note which was previously filed as Exhibit 10.96 of the Current Report on Form 8-K filed by the Company with the Commission on November 1, 2005.
On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum as part of the consideration under the Merger Agreement. These shares would have been canceled if the Note had been paid in full by that date. This description of the Amendment is qualified in its entirety by reference to the Amendment was attached as Exhibit 10.120 of the Current Report on the Form 8-K filed on April 3, 2006, after becoming effective of March 31, 2006.
Resignation of Director
Effective April 18, 2006, Mark Lotke resigned from the board of directors of the Company due to other commitments. Mr. Lotke’s resignation is not attributable to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Appointment of Principal Officers
On April 18, 2006, the board of directors of the Company announced that it had appointed Mark Finkel, the Company’s chief financial officer, to the additional position of Company president. Mr. Finkel, 51, joined the Company in December 2005. Prior to his employment with the Company, Mr. Finkel, served as chief executive officer of ISD Corporation from 2003 through February 2004, after being part of a group that purchased ISD from its founders. ISD is a leader in the payment technology industry. From 2001 through 2002, Mr. Finkel served as chief executive officer of RightAnswers, Inc., which provides enterprise customers with Self Service solutions for IT support. Mr. Finkel led a group of investors in acquiring RightAnswers, Inc. in 2001, which was then a division of a public company. After serving as CEO, Mr. Finkel continued to serve as non-executive chairman of ISD Corporation and RightAnswers, Inc. Since 1996, Mr. Finkel has also served as president of Emerging Growth Associates, a consulting firm for early stage, high growth companies, where he has provided counsel on strategic planning, business model development, market positioning, and operational execution. Mr. Finkel also serves as a venture partner with the Prism Opportunity Fund, a $50 million venture fund focused on early stage companies. The terms of Mr. Finkel’s employment agreement with the Company were not otherwise changed by the addition of the new position.
Election of Directors
On April 18, 2006, the board of the directors of the Company announced that it had appointed John L. Kelly and Gordon O. Rapkin to serve on the board of directors. Including these appointments, there are currently a total of five board members, three of whom are independent. The committees on which each of the new directors will serve have not been determined. Each of Mr. Kelly and Mr. Rapkin will be compensated in accordance with the arrangements among the Company and its Board members. It is anticipated such compensation will be in the form of options to acquire common stock of the Company.
Commercial Lease
On May 1, 2006, the Company entered into a Commercial Lease (the “Lease”) with 200 Railroad Avenue, LLC (the “Landlord”). The Lease supersedes that certain Commercial Lease between the Company and the Landlord (the “Existing Lease”) a copy of which was filed as Exhibit 10.85 to the Company’s Current Report on Form 8-K filed September 2, 2005. The Lease is for approximately 4,466 square feet of office space (the “Premises”); the Company currently occupies one section consisting of approximately 1,800 square feet (“Section 1”), pursuant to the Existing Lease. The other two sections consist of approximately 916 square feet (“Section 2”), and 1750 square feet (“Section 3”) all located at 200 Railroad Avenue, Greenwich, Connecticut, 06830, where the Company has its principal executive offices. The material terms of the Lease are as follows.
The term commenced on the effective dates of the Existing Lease for Section 1 and April 1, 2006 for Section 2; the Lease commences July 1, 2006 for Section 3 (the “Commencement Dates”). The Lease expires on August 31, 2010 (the “Expiration Date”).
This description of the Lease is qualified in its entirety by reference to the Lease, a copy of which was attached as Exhibit 10.121 to the Current Report Form 8-K filed on May 5, 2006.
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result,” or words or phrases with similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things: general economic and business conditions, including exchange rate fluctuations; our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions that we consummate; our ability to maintain effective internal control over financial reporting; our ability to attract and retain personnel, including key personnel; our success in developing and introducing new services and products; and, competition in the software industry, as it relates to both our existing and potential new customers. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.
ITEM 3. Controls And Procedures
     As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s chief executive officer, and Mark Finkel, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Finkel have each concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
     There were no changes in our internal control over financial reporting identified in management’s evaluation during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, Halo may be involved in litigation that arises in the normal course of its business operations. As of the date of this report, Halo is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations
ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds.
Issuance of Common Stock in connection with the Acquisition of Empagio, Inc.
     As previously reported, the registrant, the Company entered into a Merger Agreement (the “Merger Agreement”) dated December 19, 2005, with EI Acquisition, Inc., a Georgia corporation and wholly owned subsidiary of Halo (“MergerSub”), Empagio, Inc. (“Empagio”), and certain stockholders of Empagio (the “Sellers”). On January 13, 2006, the closing occurred under the Merger Agreement. Accordingly, under the terms of the Merger Agreement, Empagio was merged with and into the Merger Sub (the “Merger”) and Empagio survived the Merger and in now a wholly-owned subsidiary of the Company.
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
Issuance of Common Stock in connection with the Acquisition of Executive Consultants, Inc.
     As previously reported, the Company entered into a Merger Agreement (the “Merger Agreement”) dated January 30, 2006, with ECI Acquisition, Inc., a Maryland corporation and wholly owned subsidiary of Halo (“MergerSub”), Executive Consultants, Inc., a Maryland corporation (“ECI”), and certain stockholders of ECI (the “Sellers”). On March 1, 2006, the closing occurred under the Merger Agreement. Accordingly, under the terms of the Merger Agreement, MergerSub was merged with and into ECI (the “Merger”) and ECI survived the Merger and is now a wholly-owned subsidiary of the Company.

     Upon the closing of the Merger, the Company issued to the Sellers 330,688 shares of the Company’s Common Stock (the “Halo Shares”), subject to adjustment based on the Net Working Capital (as defined in the Merger Agreement) on the Closing Date.
     A copy of the Merger Agreement was attached as Exhibit 10.117 to the Company’s Current Report on Form 8-K filed on February 3, 2006 and is incorporated herein by reference. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.
     The sale of the Halo Shares was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof. The Sellers are the sole recipients of the Halo Shares, and acquired the shares for their own accounts.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
On February 17, 2006, the board of directors of the Company unanimously approved the adoption of a proposed Amendment to the Articles of Incorporation of the Company (the “Amendment”) to change the Company’s name from WARP TECHNOLOGY HOLDINGS, INC. to HALO TECHNOLOGY HOLDINGS, INC., subject to approval by a majority of the Company’s stockholders.
On February 20, 2006, the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon approved the Amendment to the Articles of Incorporation by written consent. Such written consent was obtained from holders of the Company’s Series C Preferred Stock and the holders of the Company’s Series D Preferred Stock which would constitute a majority of the outstanding shares of common stock on an as converted basis. Under the Articles of Incorporation, the holders of the Series C Preferred Stock and the holders of the Company’s Series D Preferred Stock are entitled to vote together as a single class with the common stock and are entitled to votes equal to the largest number of whole shares of common stock into which such holder’s preferred shares could be converted on the date of the written consent. On February 17, 2006, the date the written consent was solicited, each share of Series C Preferred Stock converted into one share of common stock and each share of Series D Preferred Stock converted into one share of common stock. Aggregating the outstanding common stock, Series C Preferred Stock, and Series D Preferred Stock, on February 17, 2006, there were 27,888,294 shares entitled to cast votes on the written consent. The Company received the consent of holders of Series C Preferred Stock and Series D Preferred Stock entitled to 17,706,521 votes, constituting a majority of the votes entitled to be cast, approving the Amendment to the Articles of Incorporation.
ITEM 5. Other Information.
None.

ITEM 6. Exhibits And Reports On Form 8-K.
(a) Exhibits:
     The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2 (1)	Bylaws of WARP Technology Holdings, Inc.

3.3 (2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4 (6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8 (10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9 (12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10 (16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11 (17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12 (26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

3.13(35)	Certificate of Amendment to Articles of Incorporation of Halo Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada, effective April 2, 2006.

4.1 (1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2 (13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3 (14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4 (14)	Form of Senior Secured Promissory Note.

4.5 (14)	Form of Initial Warrant and Additional Warrant

4.6 (14)	Form of Subordinated Secured Promissory Note

4.7 (14)	Form of Warrant

4.8 (14)	Form of Convertible Promissory Note

4.9 (19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10 (20)	Form of Promissory Note

4.11 (20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

4.12 (24)	Form of Promissory Note first issued October 21, 2005.

Exhibit No.	Description of Exhibit
4.13 (24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14 (31)	Form of Note first issued January 11, 2006

Exhibit No.	Description of Exhibit

4.15 (32)	Form of Note first issued January 27, 2006

10.1 (10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3 (3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 (3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5 (3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 (3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7 (4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8 (5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 (5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10 (5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 (5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12 (6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13 (8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 (8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15 (9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16 (10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17 (10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18 (11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20 (11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22 (11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24 (11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26 (11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.27 (11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

Exhibit No.	Description of Exhibit
10.30 (13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31 (13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32 (13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33 (14)	Amendment No. 2 to Extension Agreement by and between the Company and Gupta Holdings, LLC.

10.34 (14)	Amendment No. 3 to Extension Agreement by and between the Company and Gupta Holdings, LLC

10.35 (14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC

10.36 (14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between the Company and the Investors as identified therein.

10.37 (14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.

10.38 (14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.39 (14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.40 (14)	Senior Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.41 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.42 (14)	Senior Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.43 (14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.44 (14)	Senior Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.45 (14)	Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.46 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.47 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.48 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.49 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.50 (14)	Intercreditor and Subordination Agreement dated as of January 31, 2005, by and among: the Subordinated Noteholders, the Senior Noteholders, the Company, Warp Solutions, Inc., Gupta Technologies, LLC, and the Collateral Agent (as such terms are defined therein).

10.51 (14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52 (14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53 (15)	Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi.

Exhibit No.	Description of Exhibit
10.54 (18)	Letter Agreement dated October 31, 2003 by and between Gupta Technologies, LLC and Jeffrey L. Bailey.

10.55 (18)	Letter Agreement dated August 4, 2004 by and between Gupta Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.

10.56 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.

10.57 (18)	Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.

10.58 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended January 1, 2005.

10.59 (18)	Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended October 1, 2004.

10.60 (18)	Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC.

10.61 (18)	OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta Technologies, LLC, as amended September 8, 1995, September 30, 1999, December 21, 1999, March 23, 2001, and December 31, 2004.

10.62 (18)	Service Agreement dated March 27, 2002 by and between Offshore Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.

10.63 (18)	Services Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.64 (18)	OEM Product Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.65 (18)	Qt Commercial License Agreement for Enterprise Edition dated as of December 15, 2004 by and between Trolltech Inc. and Gupta Technologies, LLC.

10.66 (18)	OEM License Agreement dated January 1, 2004 by and between Graphics Server Technologies, L.P. and Gupta Technologies, LLC.

10.67 (18)	Shrinkwrap software license agreement with Data Techniques, Inc. for the ImageMan software product.

10.68 (18)	Shrinkwrap software license agreement with Rogue Wave Software Inc. for the Rogue Wave Stingray software product.

10.69 (18)	Lease Agreement dated July 19, 2001 by and between Westport Joint Venture and Gupta Technologies, LLC, together with amendments thereto.

10.70 (18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71 (19)	Pledge and Security Agreement by and among the Company, Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72 (20)	Credit Agreement dated August 2, 2005 between Warp Technologies, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73 (20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technologies Holdings, Inc., and Fortress Credit Corp.

10.74 (20)	Security Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.75 (20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.76 (20)	Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.77 (20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc, the Subsidiaries of Warp Technologies Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

Exhibit No.	Description of Exhibit
10.78 (20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79 (20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80 (20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.81 (20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82 (20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83 (20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84 (21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85 (21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86 (22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87 (22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88 (23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

10.89 (23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

10.90 (25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91 (25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92 (25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93 (25)	Fiscal 2006 Halo Senior Management Incentive Plan 10.93 (25)

10.94 (26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95 (26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96 (26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97 (26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98 (26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104 (26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105 (26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

Exhibit No.	Description of Exhibit
10.106 (26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107 (26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108 (26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109 (27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.110 (28)	Agreement and Plan of Merger, dated as of December 23, 2005 by and among Warp Technology Holdings, Inc., WTH Merger Sub, Inc., and InfoNow Corporation.

10.111 (29)	Employment Agreement with Mark Finkel

10.112 (29)	Non-Competition Agreement with Mark Finkel

10.113 (29)	Confidentiality Agreement with Mark Finkel

10.114 (30)	Form of Agreement Regarding Warrants

10.115 (31)	Subscription Agreement entered into January 11, 2006

10.116 (32)	Subscription Agreement first entered into January 27, 2006

10.117 (33)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

10.118 (34)	Merger Agreement, dated as of March 14, 2006, by and among Warp Technology Holdings, Inc., operating under the name Halo Technology Holdings, UCA Merger Sub, Inc., and Unify Corporation.

10.119 (34)	Form of Stockholder Agreement, dated March 14, 2006, by and among Warp Technology Holdings, Inc., operating under the name Halo Technology Holdings, and the persons listed on Schedule I thereto.

10.120 (36)	Amendment and Consent, dated as of March 31, 2006 between Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.121 (37)	Lease with 200 Railroad LLC. Certain exhibits and schedules to the Lease are referred to in the text thereof and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

21.1 (*)	Subsidiaries of the Company.

31.1 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 (*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on December 27, 2005.

(29)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(30)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(31)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(32)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(33)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006.

(34)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 20, 2006.

(35)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 31, 2006.

(36)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed April 3, 2006.

(37)	Incorporated herein by reference to Halo Technology Holding, Inc.’s Current Report on Form 8-K filed May 5, 2006.

(*) Filed herewith.
(b) Reports on Form 8-K:
     The following reports on Form 8-K have been filed during the time period covered by this report:
     Current Report on Form 8-K filed January 4, 2006, disclosing that the Company had entered into a material employment agreement with Mark Finkel, who was appointed the Company’s Chief Financial Officer. Also reported was the departure of Mr. Jeff Bailey, who had been serving as the Company’s interim Chief Financial Officer and Principal Financial Officer, is no longer serving the Company is such capacity.
     Current Report on Form 8-K filed January 6, 2006, disclosing the terms of an agreement with certain Senior Note Holders to issue shares of Common Stock in exchange for the rescission of certain warrants.
     Current Report on Form 8-K filed January 18, 2006, disclosing the terms of a convertible note in the amount of $700,000, and the financial obligations created thereby.
     Current Report on Form 8-K filed January 20, 2006, disclosing the terms that the Company entered into with EI Acquisition, Inc.
     Current Report on Form 8-K filed February 2, 2006, disclosing the terms of a convertible note in the amount of $1,375,000, and the financial obligations created thereby.
     Current Report on Form 8-K filed February 3, 2006, disclosing the terms of a material agreement that the Company entered into to acquire Executive Consultants, Inc.

     Two Current Report on Form 8-K filed February 17, 2006, disclosing a press release announcing the Company’s CEO attendance at a capital growth conference. The second report disclosed a press release announcing the second quarter fiscal results.
     Current Report on Form 8-K filed February 21, 2006, disclosing the issuance of materials for the capital growth conference.
     Current Report on Form 8-K filed March 7, 2006, disclosing the issuance of common stock in connection with the acquisition of Executive Consultants, Inc.
     Current report in Form 8-K filed March 20, 2006, disclosing the terms of the material agreement the Company entered into to an agreement to acquire Unify Corporation.
     Current report in Form 8-K filed March 31, 2006, disclosing the Company has filed for an amendment to Articles of Incorporation. The amendment changed the name of the Company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALO TECHNOLOGY HOLDINGS, INC.

May 15, 2006	By:	/s/ Rodney A. Bienvenu, Jr.
Rodney A. Bienvenu, Jr.,
Chief Executive Officer & Chairman
(as Registrant’s Principal Executive Officer and duly
authorized officer)

May 15, 2006	By:	/s/ Mark Finkel
Mark Finkel
President & Chief Financial Officer (as Registrant’s Principal Financial Officer)

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