Form 10QSB/A
period 2005-03-31
Halo Technology Holdings, Inc.
filed 2006-10-11
CIK 1125052

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


               200 Railroad Avenue, 3rd Floor, Greenwich, CT 06830
--------------------------------------------------------------------------------
                    (Address of principal executive office)


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

                                EXPLANATORY NOTE

      This Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission (the "SEC") on May 20, 2005 (the "Original Filing"). We are filing this amendment to reflect the restatement of our consolidated financial statements and other financial information contained in the Original Filing. The reasons for this restatement are presented in Note 1 to our consolidated financial statements. We have also amended "Note 2. Selected Significant Accounting Policies," "Note 3. Stockholders' Equity," "Note 4. Gupta Acquisition," "Note 5. Series C Subscription Agreement," "Note 7. Senior Note and Warrant Purchase Agreement," and "Note 8. Subordinated Note and Warrant Purchase Agreement" to our consolidated financial statements in connection with the restatement.

      This Form 10-QSB/A amends and restates "Item 2. Management's Discussion and Analysis or Plan of Operations" solely as a result of, and to reflect, the restated financial statements and under "Business" solely for purposes of disclosing that we changed our name to Halo Technology Holdings, Inc. as of April 2, 2006. In addition, in accordance with applicable SEC rules, this Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

      Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect the events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

                                     PART I

                              FINANCIAL INFORMATION

Forward-Looking Information


      Certain statements in this Form 10-QSB/A of Halo Technology Holdings, Inc. (the "Company") may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of "penny stock". Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company's products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company's revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the SEC, as well as the risks and uncertainties discussed in the Company's Annual Report on Form 10-KSB/A filed with the SEC on October 11, 2006.


ITEM  1. Financial Statements.

Table of Contents

                                                                 Page
Consolidated Balance Sheets                                        3
Consolidated Statements of Operations                              4
Consolidated Statements of Cash Flows                              5
Notes to Consolidated Financial Statements                         6

                         WARP Technology Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                         March 31,           June 30,
                                                                                            2005               2004
                                                                                            ----               ----
                                                                                        As Restated          (Audited)
                                                                                          (Note 1)
                                                                                        (Unaudited)
Assets
Current assets:
   Cash                                                                                $  1,080,521       $    115,491
  Accounts receivable                                                                     2,486,058            117,847
  Prepaid expenses and other                                                                454,206             15,850
   Deferred product cost                                                                                        14,028
                                                                                       ------------       ------------
Total current assets                                                                      4,020,785            263,216
    Property and equipment, net                                                             201,879             36,312
   Deferred financing cost                                                                  940,898
Intangible assets, net                                                                   16,242,791            252,917
Goodwill                                                                                 11,043,839          3,893,294
                                                                                       ------------       ------------
Total assets                                                                           $ 32,450,192       $  4,445,739
                                                                                       ============       ============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                     $    999,796       $    672,105
  Accrued expenses                                                                        4,138,534            336,496
   Deferred revenue                                                                       2,962,930            155,826
   Deferred compensation payable                                                                 --            444,000
   Subordinated note                                                                      1,500,000
   Senior note                                                                            2,275,000
   Loan from ISIS                                                                         1,293,567
                                                                                       ------------       ------------
Total current liabilities                                                                13,169,827          1,608,427

   Subordinated note                                                                        208,334                 --
   Series C warrants liabilities                                                         26,975,359                 --
   Senior and Sub warrants liabilities                                                   12,408,000                 --
                                                                                       ------------       ------------
Total liabilities                                                                        52,761,520          1,608,427
Commitments and Contingencies
Stockholders' equity:
  Preferred stock (Canadian subsidiary)                                                           2                  4
  Preferred Stock Series B 10% cumulative convertible; $.00001 par value; 0 and 2,915 shares issued and outstanding at March 31, 2005 and June 30, 2004,
    respectively                                                                                             2,915,100
   Common stock to be issued relating to interest and penalties on Series B and B-2 Cumulative convertible preferred stock 0 and 36,387 shares at
    March 31, 2005 and June 30, 2004, respectively                                                             392,939
   Preferred Stock Series C 6% cumulative convertible: $.00001 par value;
    16,000,000 shares authorized, 11,193,095
    issued and outstanding at March 31, 2005                                             11,193,095
   Common stock, $.00001 par value; 150,000,000 shares authorized, 3,110,800
    and 971,115 shares issued and outstanding at March 31, 2005 and June 30, 2004                33                 10
  Additional paid-in capital                                                             55,140,118         40,122,777
   Deferred compensation                                                                 (1,070,860)          (891,833)
  Accumulated other comprehensive loss                                                       (3,823)            (4,990)
  Accumulated deficit                                                                   (85,569,893)       (39,696,695)
                                                                                       ------------       ------------
Total stockholders' equity                                                              (20,311,328)         2,837,312
                                                                                       ------------       ------------
Total liabilities and stockholders' equity                                             $ 32,450,192       $  4,445,739
                                                                                       ============       ============



See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended                   Nine months Ended
                                                                           March 31,                           March 31,
                                                                     2005              2004               2005            2004
                                                                  As Restated                          As Restated
                                                                   (Note 1)                             (Note 1)
                                                                     ----              ----               ----            ----
Revenue
 Licenses                                                      $  1,610,615       $    296,627       $  1,822,231     $    587,756
 Services                                                           730,427             74,157            783,331          146,939
                                                               ------------       ------------       ------------     ------------
                      Total revenue                               2,341,042            370,784          2,605,562          734,695
Cost of revenue

  Cost of licenses                                                  148,384            360,158            258,809          393,523
   Cost of services                                                 154,277              8,000            154,277           17,000
                                                               ------------       ------------       ------------     ------------
                      Total cost of revenue                         302,661            368,158            413,086          410,523
                                                               ------------       ------------       ------------     ------------
                      Gross Margin                                2,038,381              2,626          2,192,476          324,172


Product development                                                 616,652            149,597            729,375          474,734
Sales and marketing                                               1,322,358            469,006          1,798,933        1,731,125
General and administrative                                        1,888,664          1,923,035          3,050,380        6,579,988
                                                               ------------       ------------       ------------     ------------
Penalty on financing                                              1,033,500                             1,033,500
                                                               ------------       ------------       ------------     ------------
Loss before interest income (expense)                            (2,822,793)        (2,539,012)        (4,419,712)      (8,461,675)
Fair value loss on warrants                                     (18,865,264)                --        (18,865,264)              --
Interest income (expense)                                        (4,001,754)             1,838         (4,047,433)          62,380
                                                               ------------       ------------       ------------     ------------
Loss before income taxes                                       $(25,689,811)      $ (2,537,174)      $(27,332,409)    $ (8,399.295)
Income taxes                                                         50,000                                50,000
                                                               ------------       ------------       ------------     ------------
Net loss                                                       $(25,739,811)      $ (2,537,174)      $(27,382,409)    $ (8,399,295)
                                                               ============       ============       ============     ============
Computation of loss applicable to common shareholders
Net loss before beneficial conversion preferred dividends      $(25,739,811)      $ (2,537,174)      $(27,382,409)    $ (8,399,295)
Beneficial conversion - preferred dividends                     (15,680,325)          (533,394)       (18,490,789)      (1,539,989)
                                                               ------------       ------------       ------------     ------------
Loss attributable to common stockholders                       $(41,420,136)      $ (3,070,568)      $(45,873,198)    $ (9,939,284)
                                                               ============       ============       ============     ============
Basic and diluted net loss per share attributable to
        common stockholders                                    $     (17.38)      $      (4.05)      $     (32.04)    $     (14.12)
                                                               ============       ============       ============     ============
Weighted-average number common shares--basic and diluted          2,383,662            757,296          1,431,615          703,735
                                                               ============       ============       ============     ============


See accompanying notes to consolidated financial statements.

                         WARP Technology Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Nine months Ended
                                                                                              March 31,
                                                                                       2005
                                                                                   As Restated
                                                                                     (Note 1)              2004
                                                                                   -----------             ----
Operating activities
Net loss                                                                           $(27,382,409)      $ (8,399,295)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                       464,714            187,593
    Non cash compensation                                                             1,432,948          4,313,631
    Non cash interest expense accreted to debt                                        3,233,076
    Fair value loss on warrants                                                      18,865,264                 --
    Changes in operating assets and liabilities, net of acquisition of Gupta:
     Accounts receivable                                                                149,510           (259,410)
     Prepaid expenses                                                                    25,865            254,875
     Accounts payable, accrued expenses and deferred compensation payable               413,583           (251,861)
     Deferred revenue                                                                   831,937            160,578
     Deferred product cost                                                               14,028            (14,283)
                                                                                   ------------       ------------
  Net cash used in operating activities                                              (1,951,484)        (4,008,172)

Investing activities

Other assets                                                                                                28,111
Purchase of property and equipment                                                      (24,010)            (3,175)
Purchase of Gupta, net of cash acquired                                             (15,007,085)
                                                                                   ------------       ------------
Net cash (used in) provided by investing activities                                 (15,031,095)            24,936

Financing activities

Subordinated notes and warrants                                                       2,500,000
Senior notes and warrants                                                             6,075,000
Payment of notes payable                                                                                  (120,000)
Proceeds from issuance of preferred and common stock,  net of issuance costs          9,371,500          4,682,320
                                                                                   ------------       ------------
Net cash provided by financing activities                                            17,946,500          4,562,320
                                                                                   ------------       ------------
Net increase in cash                                                                    963,921            579,084

Effects of exchange rates on cash                                                         1,109             69,984
Cash -- beginning of period                                                             115,491            360,064
                                                                                   ------------       ------------
Cash -- end of period                                                              $  1,080,521       $  1,009,132
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

Basis of Presentation


The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2004.


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


Restatement


The March 31, 2005 financial statements have been restated to correct the following:


- The warrants related to the Series C Preferred Stock have been accounted for in accordance with EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The financial statements have been restated to reflect the fair value of the warrants as a liability and as a beneficial conversion dividend liability in the amount of $11,193,095.



- In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrant liability amount from the Series C Preferred Stock was revalued as of March 31, 2005 resulting in a fair value loss of $15,782,264 in the statement of operations for the three and nine months ended March 31, 2005 and a corresponding increase on the balance sheet in the warrant liability.


- In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the financial statements have been restated to reflect the warrant relating to senior and subordinated debt as a liability in the amount of $9,325,000.

- The Senior and Subordinated Debt discount has been amortized by $1,549,750 with a corresponding adjustment interest expense for the three and nine months ended March 31, 2005.

- In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrant liability from the senior and subordinated debt was revalued as of March 31, 2005, resulting in a fair value loss of $3,083,000 in the statement of operations for the three and nine months ended March 31, 2006 and a corresponding increase on the balance sheet on the warrant liability.


                         WARP TECHNOLOGY HOLDINGS, INC.
                             RESTATED BALANCE SHEET
                                 MARCH 31, 2005




                                                            As Previously
                                                               Reported               Restatement         As Restated
                                                            March 31, 2005            Adjustments        March 31, 2005
                                                           ------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                    $  1,080,521                                  $ 1,080,521
Accounts receivable, net of allowance                           2,486,058                                    2,486,058
Prepaid expenses and other current assets                         454,206                                      454,206

                                                             ----------------------------------------------------------
TOTAL CURRENT ASSETS                                            4,020,785                                    4,020,785
Property and equipment, net                                       201,879                                      201,879
Deferred financing costs, net                                     940,898                                      940,898
Intangible assets, net of accumulated amortization             16,242,791                                   16,242,791
Goodwill                                                       11,043,839                                   11,043,839

                                                             ----------------------------------------------------------
TOTAL ASSETS                                                   32,450,192                                   32,450,192
                                                             ==========================================================

Liabilities and stockholders equity
Current liabilities:
Accounts payable                                             $    999,796                                  $   999,796
Accrued expenses                                                4,138,534                                    4,138,534
Deferred revenue                                                2,962,930                                    2,962,930
Due to ISIS                                                     1,293,567                                    1,293,567
Subordinate note                                                1,500,000                                    1,500,000
Senior note                                                     5,312,000              (3,037,000)           2,275,000
                                                             ----------------------------------------------------------
TOTAL CURRENT LIABILITIES                                      16,206,827                                   13,169,827
Subordinated note                                                 552,084                (343,750)            208,334
Series C warrants liabilities                                                          26,975,359           26,975,359
Senior and Sub warrants liabilities                                                    12,408,000           12,408,000

                                                             ----------------------------------------------------------
TOTAL LIABILITIES                                              16,758,911              36,002,609           52,761,520


Commitments and contingencies
Stockholders equity:
Preferred stock (Canadian subsidiary)                                   2                                            2
Series C Preferred Stock                                       11,193,095                                   11,193,095
Common stock                                                           33                                           33
Additional paid-in capital                                     59,534,618              (4,394,500)          55,140,118
Deferred compensation                                          (1,070,860)                                  (1,070,860)
Accumulated other comprehensive loss                               (3,823)                                      (3,823)
Accumulated deficit                                           (53,961,784)            (31,608,109)         (85,569,893)

                                                             ----------------------------------------------------------
TOTAL STOCKHOLDERS EQUITY                                      15,691,281             (36,002,609)         (20,311,328)

                                                             ----------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 32,450,192           $ (43,094,342)        $ 32,450,192
                                                             ==========================================================





                         WARP TECHNOLOGY HOLDINGS, INC.
                        RESTATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005



                                                  As Previously    As Previously
                                                     Reported         Reported                         As Restated     As Restated
                                                   Three Months     Nine Months                       Three Months     Nine Months
                                                      Ended            Ended        Restatement          Ended            Ended
                                                  March 31, 2005   March 31, 2005    Adjustment      March 31, 2005   March 31, 2005
                                                  ----------------------------------------------------------------------------------
Revenue

   Licenses                                       $   1,610,615      $  1,822,231                      $  1,610,615    $  1,822,231
   Services                                             730,427           783,331                           730,427         783,331
                                                  ----------------------------------------------------------------------------------
      Total revenues                                  2,341,042         2,605,562                         2,341,042       2,605,562
Cost of revenue
   Cost of license                                      148,384           258,809                           148,384         258,809
   Cost of services                                     154,277           154,277                           154,277         154,277
                                                  ----------------------------------------------------------------------------------
      Total cost of revenues                            302,661           413,086                           302,661         413,086
                                                  ----------------------------------------------------------------------------------
Gross Profit                                          2,038,381         2,192,476                         2,038,381       2,192,476

Product development                                     616,652           729,375                           616,652         729,375
Sales, marketing and business development             1,322,358         1,798,933                         1,322,358       1,798,933
General and administrative                            1,888,664         3,050,380                         1,888,664       3,050,380
Late Filing Penalty                                   1,033,500         1,033,500                         1,033,500       1,033,500

                                                  ----------------------------------------------------------------------------------
Loss before interest                                 (2,822,793)       (4,419,712)                       (2,822,793)     (4,419,712)
Fair value loss on warrants                                  --                --     (18,865,264)      (18,865,264)    (18,865,264)
Interest expense                                     (2,452,004)       (2,497,683)     (1,549,750)       (4,001,754)     (4,047,433)
                                                  ----------------------------------------------------------------------------------
Loss before income taxes                             (5,274,797)       (6,917,395)    (20,415,014)      (25,689,811)    (27,332,409)
Income taxes                                            (50,000)          (50,000)                          (50,000)        (50,000)
                                                  ----------------------------------------------------------------------------------
Net Loss                                            $(5,324,797)     $ (6,967,395)   $(20,415,014)     $(25,739,811)   $(27,382,409)
                                                  ==================================================================================


Computation of loss applicable to Common
Shareholders

Net loss before beneficial conversion -
Preferred dividends                                 $(5,324,797)     $ (6,967,395)   $(20,415,014)     $(25,739,811)   $(27,382,409)

Beneficial conversion and Preferred dividends        (4,487,230)       (7,297,694)    (11,193,095)      (15,680,325)    (18,490,789)
                                                  ----------------------------------------------------------------------------------

Loss attributable to common stockholders            $(9,812,027)     $(14,265,089)   $(31,608,109)     $(41,420,136)   $(45,873,198)
                                                  ==================================================================================

Basic and diluted loss per share                  $       (4.12)     $     (9.96)                      $     (17.38)   $     (32.04)
                                                  ==================================================================================

Weighted average shares outstanding                   2,383,662         1,431,615                         2,383,662       1,431,615
                                                  ==================================================================================




                         WARP TECHNOLOGY HOLDINGS, INC.
                          RESTATED CASH FLOW STATEMENT
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005




                                                                                  As Previously       Restatement           As
                                                                                     Reported         Adjustment         Restated
                                                                                  -------------------------------------------------
 Operating activities

 Net loss                                                                         $   (6,967,395)    $ (20,415,014)   $ (27,382,409)

 Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                       464,714                            464,714
     Non cash compensation                                                             1,432,948                          1,432,948
     Non cash interest expense accreted to debt                                        1,683,326         1,549,750        3,233,076
 Loss on fair value of warrants                                                                         18,865,264       18,865,264
     Changes in operating assets and liabilities, net of acquisition of Gupta:
      Accounts receivable                                                                149,510                            149,510
      Prepaid expenses                                                                    25,865                             25,865
      Accounts payable, accrued expenses and deferred compensation payable               413,583                            413,583
      Deferred revenue                                                                   831,937                            831,937
      Deferred product cost                                                               14,028                             14,028

                                                                                  -------------------------------------------------
   Net cash used in operating activities                                              (1,951,484)               --       (1,951,484)

 Investing activities

 Other assets
 Purchase of property and equipment                                                      (24,010)                           (24,010)
 Purchase of Gupta, net of cash acquired                                             (15,007,085)                       (15,007,085)

                                                                                  -------------------------------------------------
 Net cash (used in) provided by investing activities                                 (15,031,095)               --      (15,031,095)

 Financing activities

 Subordinated notes and warrants                                                       2,500,000                          2,500,000
 Senior notes and warrants                                                             6,075,000                          6,075,000
 Proceeds from issuance of preferred and common stock,                                 9,371,500                          9,371,500

                                                                                  -------------------------------------------------
 Net cash provided by financing activities                                            17,946,500                --       17,946,500

                                                                                  -------------------------------------------------
 Net increase in cash                                                                    963,921                --          963,921

 Effects of exchange rates on cash                                                         1,109                              1,109
 Cash at the beginning of the period                                                     115,491                            115,491

                                                                                  -------------------------------------------------
 Cash at the end of the period                                                    $ 1,080,521.00     $          --    $1,080,521.00
                                                                                  =================================================


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


                                                            Three Months Ended                     Nine months Ended
                                                                  March 31,                            March 31,
                                                           2005             2004               2005                2004
                                                           ----             ----               ----                ----
Net loss, as reported                                  $(25,739,811)   $ (2,537,174)       $(27,382,409)      $ (8,399,295)
Add: Total stock-based employee
compensation expense included in
reported net loss                                            47,500         496,167             461,342          2,855,333
Deduct: Total stock-based employee
compensation expense determined
 under fair value method for all awards                     (49,400)       (510,577)           (419,610)        (2,932,248)
                                                       ------------    ------------        ------------       ------------
Net loss, pro forma                                    $(25,741,711)   $ (2,551,584)        (27,424,141)      $ (8,476,210)
Beneficial conversion-Preferred dividend                (15,680,325)       (533,394)        (18,490,789)        (1,539,989)
Net Loss attributable to common stockholders-
                                                       ------------    ------------        ------------       ------------
Pro forma                                              $(41,422,036)   $ (3,084,978)       $(45,914,930)      $(10,016,199)
                                                       ------------    ------------        ------------       ------------
Basic and diluted net loss per share, as reported      $     (17.38)   $      (4.05)       $     (32.04)      $     (14.12)
Basic and diluted net loss per share, pro forma        $     (17.38)   $      (4.07)       $     (32.07)      $     (14.23)


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

The following unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on the dates assumed and does not project the Company's results of operations for any future period:


                                            Three Months ended March 31,         Nine Months ended March 31,
                                            ----------------------------         ---------------------------
                                             2005                2004              2005                 2004
                                             ----                ----              ----                 ----
Revenues                                  $  4,142,186       $  4,767,675       $ 12,044,363       $ 12,754,871
Net loss                                  $(24,501,401)      $ (1,548,787)      $(25,618,105)      $ (7,862,567)
Basic and diluted net loss per share      $     (10.28)      $      (2.05)      $     (17.89)      $     (11.17)


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



         As of March 31, 2005 all of the warrants issued with the Series C Preferred Stock have the right to require the Company to settle the warrants on a net-cash basis and the Company was required to register the common stock underlying the warrants by a certain date As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants was calculated using Black-Scholes pricing model. The Warrant liability amount from the Series C Preferred Stock was revalued as of March 31, 2005 resulting in a fair value loss of $ 18,865,264 based on 11,193,095 warrants issued in the statement of operations and a corresponding increase on the balance sheet in warrant liability.


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


         Under the Senior Note Agreement the Senior Noteholders received warrants to purchase an aggregate of 2,670,000 shares of the Company's Common Stock (the "Senior Lender Warrants"). These warrants have an exercise price of $1.25, and are exercisable for a period of five years from the date of issuance. The proceeds received were allocated to the fair value of the warrants since the fair value of the warrants was greater than the proceeds. The discount to the note will be amortized over 6 months. For the period ended March 31, 2005, $2,275,000 was amortized and charged to interest expense. In addition, the warrants have a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19 and accordingly recorded a warrant liability of $6,408,000 at March 31, 2005. The Company recognized a loss on the fair value of this warrant of $417,000 for the period ended March 31, 2005.


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


         - Under the Subordinated Note Agreement, the Subordinated Noteholders - other than the holder of the Gupta Note-also received warrants to purchase 2,500,000 shares of the Company's Common Stock (the "Subordinated Lender Warrants"). The Warrants will have an exercise price of $1.25, and will be exercisable for a period of five years from the date of issuance. The proceeds received were allocated to the warrants since the fair value of the warrants was greater than the proceeds. The discount to the note will be amortized over 24 months. For the period ended March 31, 2005 $208,833 was accreted an charged to interest expense. In addition, the warrants have a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19 and accordingly recorded a warrant liability of $6,000,000 at March 31, 2005. The Company recognized a loss on the fair value of this warrant of $3,500,000 for the period ended March 31, 2005.


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


Effective April 2, 2006, the Company changed its name from Warp Technology Holdings, Inc. to Halo Technology Holdings, Inc. Because this Filing covers a period prior to such name change, we shall refer to the Company throughout this Form 10-QSB/A as Warp Technology Holdings, Inc.


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

         Brian Sisko has been appointed Chief Operating Officer of the Company. Mr. Sisko has 20 years of experience in the areas of corporate finance, mergers and acquisitions and strategic development. During the past several years, from Feb 2002 to March 2005, Mr. Sisko ran B/T Business and Technology, which served as an advisor and strategic management consultant to a variety of public and private companies, including the Company. He was previously, from April 2000 to January 2002, a Managing Director of Katalyst, LLC, a venture capital and operational advisory firm where he was responsible for business development and client/portfolio company engagement management in that firm's Philadelphia and Boston offices. Mr. Sisko also previously served as Senior Vice President -- Corporate Development and General Counsel of National Media Corporation, a large public company with international operations. In addition, Mr. Sisko was a partner in the Corporate Finance/Mergers and Acquisitions practice group of the Philadelphia-based law firm, Klehr Harrison, Harvey Branzburg & Ellers. Mr. Sisko also teaches as an adjunct professor in the MBA program of the Fox School of Business at Temple University. He earned his Juris Doctorate form The Law School of the University of Pennsylvania and his B.S. from Bucknell University.

         Mr. Jeff Bailey, Chief Executive Officer of Gupta has been appointed interim Chief Financial Officer and Principal Financial Officer for the Company. Since January, 2000 Mr. Bailey has served led Gupta as its Chief Executive Officer, responsible for guiding Gupta's strategic direction as well as day-to-day operations. Mr. Bailey joined Gupta in October, 2001 as its CFO. From August 2001 through October 2001 Mr. Bailey was the CEO of David Corporation. Mr. Bailey served as vice president of finance and CFO at Vivant Corporation until August 2001. He has also held positions as vice president of finance and CFO at Uniteq Application Systems Inc. and Phoenix Network Inc. He earned his B.S. in Business Administration from the University of California, Berkeley, and is a certified public accountant.

         Mr. Takeshi Taniguchi, Corporate Controller of Gupta, has been appointed interim Principal Accounting Officer for the Company. Since July 2004, Mr. Taniguchi has served as Corporate Controller of Gupta, responsible for the overall financial management of Gupta. Mr. Taniguchi has worked at Gupta or its predecessors since 2000, serving as a senior financial analyst prior to his current position. He earned his Master of Business Administration from the University of Nevada, Reno, and is a Certified Management Accountant.

         On March 30, 2005, the Company's Board of Directors ("Board") announced that it has elected the following three individuals to fill vacancies on the Board.

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


Cost of revenues for three and nine months ended March 31, 2005 was approximately $302,000 and $413,000 as compared to $368,000 and $411,000 for the three months and nine months ended March 31, 2004. The decrease in product cost was due to the write-off of inventory in 2004 of approximately $328,000 due to Warp Solutions changing its business model from a hardware to a pure software company. Gupta's cost of revenues as a percentage of revenue is 8.4% for the three and nine months ended March 31, 2005.


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



General and administrative expense was approximately $1,888,000 and $3,050,000 for the three and nine months ended March 31, 2005 as compared to approximately $1,923,000 and $6,579,000 for the three and nine months ended March 31, 2004. The increase was due primarily to the acquisition of Gupta which accounted for $811,000 of the three and nine months ended March 31, 2005 expenses. The decline of $717,000 and $1,321,000 in general and administrative expense in Warp Solutions general and administrative expenses was due to reduced headcount in 2005.



General and administrative expense also includes non-cash compensation, consulting fees and amortization of stock options. For the three months ended March 31, 2005, it was approximately $890,000 as compared to approximately $916,000 for the three months ended March 31, 2004. In 2005 approximately $790,000 related to shares issued to former employees and consultants as part of their employment and separation agreement. The remainder was primarily related to amortization of stock options granted to employees. In 2004 the Company non-cash compensation was primarily made up of amortization of stock options granted to employees and shares issued to consultants.


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


Fair value loss on warrants was approximately $18,865,264 for the three and nine months ended March 31, 2005. The loss relates to the change in the fair value of the warrants relating to the Series C preferred stock, Senior Note, and Subordinated debt, based on the Black-Scholes pricing model.


Interest expense for the three and nine months ended March 31, 2005 increased by approximately $4,004,000 and $4,110,000, respectively. The increase represents the cost associated with the debt to acquire Gupta .

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


October 11, 2006



                                      HALO TECHNOLOGY HOLDINGS, INC.


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