Form 10KSB/A
period 2005-06-30
Halo Technology Holdings, Inc.
filed 2006-10-11
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

For The Fiscal Year Ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From             To

Commission File Number: 000-33197

HALO TECHNOLOGY HOLDINGS, INC.

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

200 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830

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

EXPLANATORY NOTE

This Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended June 30, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2005 (the “Original Filing”). We are filing this amendment to reflect the restatement of our consolidated financial statements and other financial information contained in the Original Filing. The reasons for this restatement are presented in Note 1 (b) to our consolidated financial statements. We have also amended “Note 8. Series C Subscription Agreement”, “Note 10. Senior Note and Warrant Purchase Agreement” and “Note 11. Subordinated Note and Warrant Purchase Agreement” to our consolidated financial statements in connection with the restatement.

This Form 10-KSB/A amends and restates “Item 6. Management’s Discussion and Analysis or Plan of Operations” solely as a result of, and to reflect, the restated financial statements and amends “Item 1. Business” solely for purposes of disclosing that we changed our name to Halo Technology Holdings, Inc. as of April 2, 2006. In addition, in accordance with applicable SEC rules, this Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect the events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held October 21, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III of this annual report on Form 10-KSB/A. The 2005 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” as part of this annual report on Form 10-KSB/A.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward-Looking Information

Certain statements in this Form 10-KSB/A and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission (the “Commission”), press releases, presentations by the Company or its management and oral statements) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Commission, as well as the risks and uncertainties discussed in this Form 10-KSB/A.

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

Effective April 2, 2006, the Company changed its name from WARP Technology Holdings, Inc. to Halo Technology Holdings, Inc. Because this filing covers the fiscal year ended June 30, 2005, we shall refer to the Company throughout this Form 10-KSB/A as WARP Technology Holdings, Inc.

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

Warp Solutions Business

In addition to the Gupta businesses, the Company operates in the United States, Canada and the U.K. through its subsidiaries, WARP Solutions, Inc., a Delaware corporation, Warp Solutions, Ltd., a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc., a Canadian corporation. These subsidiaries are collectively referred to in this Form 10-KSB/A as “Warp Solutions.” Warp Solutions produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. These products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.

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

In addition to other information in this Annual Report on Form 10-KSB/A (including all exhibits hereto), the following risk factors should be carefully considered in evaluating the Company and its business, as such factors currently have a significant impact, or may have significant impact in the future, on the Company’s business, results of operations, financial condition and the value of its outstanding securities. Additional risks and uncertainties not currently known to us or that we do not currently deem material may also become important factors that may harm our business.

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

Cost of sales for the twelve months ended June 30, 2005 was approximately $846,000, as compared to $425,000 for the same period in 2004. The increase in cost of revenue is directly related to the increase in revenues and amortization expense related to acquired technology. In addition, for the twelve months ended June 30, 2004, the cost of sales included a write-off of approximately $238,000 of obsolete and damaged WARP 2063 servers.

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

General and administrative expense was approximately $4,691,000 and $8,468,000 for the twelve months ended June 30, 2005 and June 30, 2004 respectively. The decrease of $3,777,000 in general and administrative expense was due primarily to a decrease in non-cash compensation of $4,464,000, which was off set by increased cost due to the acquisition of Gupta.

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

Fair value loss on warrants was approximately $32,012,000 for the year ended June 30, 2005. The loss relates to the change in the fair value of the warrants relating to the Series C preferred stock, Senior and Subordinated debt based on the Black-Scholes pricing model.

Interest expense for the year ended June 30, 2005 was approximately $8,506,000 as compared to interest income of $63,000 for the year ended June 30, 2004. The interest expense for 2005 is primarily made up of non-cash interest expense relating to amortization of discounts on Senior and Subordinated debt instruments. These discounts resulted from various warrants issued with the Senior and Subordinated debt. In 2004 the Company did not have any debt and realized interest income from its cash balance.

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

The information required by Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB/A is incorporated by reference from the information contained in the 2005 Proxy Statement to be filed on or about October 7, 2005.

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

HALO TECHNOLOGY HOLDINGS INC

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

As described in Note 1(b), the Company restated its financial statements as of and for the year ended June 30, 2005 for the revaluation of the stock warrants.

Mahoney Cohen & Company, CPA, P.C.

New York, New York

August 12, 2005, except for Note 21 paragraphs 29 through 33 which are

As of September 12, 2005, paragraphs 34 and 35 which are as of September 20, 2005 and Note 1(b) which is as of August 3, 2006

WARP Technology Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2005	June 30, 2004
	As Restated (Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,548,013	$115,491
Accounts receivable, net of allowance for doubtful accounts of $30,845 and $0 respectively	2,024,699	117,847
Prepaid expenses and other current assets	409,496	29,878

Total current assets	3,982,208	263,216
Property and equipment, net	223,025	36,312
Deferred financing costs, net	476,876
Intangible assets, net of accumulated amortization of $ 756,064 and $277,083	15,678,736	252,917
Goodwill	7,055,264	3,893,294
Investment and other assets	884,379

Total assets	$28,300,488	$4,445,739

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$872,433	$672,105
Accrued expenses	3,752,731	336,496
Deferred revenue	3,392,896	155,826
Deferred compensation		444,000
Due to ISIS	1,293,534	—

Total current liabilities	9,311,594	1,608,427
Subordinate note	2,020,835	—
Senior note	5,687,500	—
Series C warrant liabilities	40,440,024	—
Senior and Subordinated warrant liabilities	14,889,600	—
Other long term liabilities	43,275	—

Total liabilities	72,392,828	1,608,427
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	4
Cumulative convertible preferred stock, Series B; $.00001 par value; (2,915 shares issued and outstanding with liquidation value of $2,915,100 at June 30, 2004)	—	2,915,100
Shares to be issued, cumulative, convertible Preferred stock of Series B (393 shares June 30, 2004)	—	392,939
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 14,193,095 issued and outstanding (Liquidation value—$14,193,095) at June 30, 2005	14,193,095	—
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	212,897
Common stock, $.00001 par value; 150,000,000 shares authorized, 3,110,800 and 971,115 shares issued and outstanding, respectively	31	10
Additional paid-in capital	55,036,831	40,122,777
Deferred compensation	(970,711)	(891,833)
Accumulated other comprehensive loss	(105,262)	(4,990)
Accumulated deficit	(112,459,223)	(39,696,695)

Total stockholders’ equity	(44,092,340)	2,837,312

Total liabilities and stockholders’ equity	$28,300,488	$4,445,739

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Operations

	Year Ended June 30, 2005	Year Ended June 30, 2004
	As Restated (Note 1)
Revenue
Licenses	$2,986,752	$705,697
Services	2,137,170	176,424

Total revenues	5,123,922	882,121
Cost of revenue
Cost of licenses	449,073	340,267
Cost of services	396,490	85,067

Total cost of revenues	845,563	425,334

Gross Profit	4,278,359	456,787
Product development	1,589,099	811,725
Sales, marketing and business development	3,652,117	2,310,055
General and administrative (including non-cash compensation of $1,542,686 and $6,007,255, respectively)	4,690,743	8,468,385
Late filing penalty	1,033,500	—
Intangible impairment	62,917	—
Goodwill impairment	3,893,294	—

Loss before interest and fair value loss on warrants	(10,643,311)	(11,133,378)
Fair value loss on warrants	(32,011,536)	—
Interest (expense) income	(8,506,058)	63,073

Net loss before income taxes	(51,160,905)	(11,070,305)
Income taxes	(97,945)	—

Net Loss	$(51,258,850)	$(11,070,305)

Computation of loss applicable to common shareholders
Net loss before beneficial conversion and preferred dividends	$(51,258,850)	$(11,070,305)
Beneficial conversion and preferred dividends	(21,503,678)	(1,623,046)

Loss attributable to common stockholders	$(72,762,528)	$(12,693,351)

Basic and diluted net loss per share attributable to common stockholders	$(38.06)	$(16.58)

Weighted-average number common shares—basic and diluted	1,912,033	765,510

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	CANADIAN CONVERTIBLE PREFERRED		CONVERTIBLE PREFERRED SERIES B-2		CONVERTIBLE PREFERRED SERIES B
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—JUNE 30, 2003	15,000	$15		$—		$—
Issuance of common stock to a Consultant
Conversion of Series A to Series B stock					976	975,940
Issuance of Series B shares and Warrants					3,706	3,705,780
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
Conversion of Series C debt
Conversion of Bridge loan
Issuance of Series C shares
Issuance cost for Series C shares
Dividends on Series C stock
Warrants issued to investment bankers
Warrants issued to consulting firm
Foreign currency
Net Loss for the year ended June 30, 2005

BALANCE—JUNE 30, 2005 As restated (Note 1)	1,710	$2	—	$—	—	$—

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	CONVERTIBLE PREFERRED SERIES C
	SHARES	AMOUNT	SHARES TO BE ISSUED AMOUNT	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	DEFERRED COMPENSATION
BALANCE—JUNE 30, 2003		$—	$—	672,626	$7	$37,659,644	$(7,911,000)
Issuance of common stock to a Consultant				50,000	1	949,999
Issuance of Series A stock and warrants, subsequently converted to Series B stock						(60,000)
Issuance of Series B shares and Warrants
Cost in connection with issuance						(368,258)
Warrant exchange program				44,373		658,858
Issuance of common stock				16,000	—	288,000
Cost in connection with issuance						(28,000)
Amortization of stock options							3,203,483
Forfeited stock options						(3,815,684)	3,815,684
Issuance of common stock to a Consultant				50,000	1	949,999
Issuance of common stock				1,302		24,411
Warrants issued to investors						285,193
Penalties on Series B stock			202,882
Dividends on Series B stock			190,057
Conversion of Series B stock				105,541	1	1,899,734
Shares issued to employees				20,537		305,881
Beneficial Conversion						1,372,989
Foreign Currency
Canadian conversion of preferred stock				10,736		11
Net Loss for the year ended June 30, 2004

BALANCE—JUNE 30, 2004			392,939	971,115	10	$40,122,777	(891,833)

Canadian conversion of preferred stock				2,555		2
Issuance of Series B-2 shares
Conversion of Series B-2 shares			(559,053)	827,874	8	2,159,045
Issuance cost						(50,000)
Accrued dividends on Series B Stock			166,114
Dividends on Series B stock						2,105,350

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	CONVERTIBLE PREFERRED SERIES C
	SHARES	AMOUNT	SHARES TO BE ISSUED AMOUNT	COMMON SHARES	STOCK AMOUNT	PAID IN CAPITAL	DEFERRED COMPENSATION
Beneficial conversion						5,026,230
Warrants issued to consultant						96,000
Options issued to Isis						1,052,919	(1,052,919)
Amortization of stock options							647,041
Forfeiture of stock options						(327,000)	327,000
Issuance of common stock relating to settlements				24,525		105,373
Settlements with Mr. Beller and Dr Milch						40,430
Mr. Bottazzi separation agreement	200,000	200,000				300,000
Conversion of Series B				1,284,731	13	3,485,087
Conversion of Series C debt	8,559,750	8,559,750
Conversion of Bridge loan	2,433,345	2,433,345
Issuance of Series C shares	3,000,000	3,000,000
Issuance cost for series C share						(180,000)
Dividends on Series C stock			212,897
Warrants issued to investment bankers						1,023,907
Warrants issued to consulting firm						76,711
Foreign currency
Net Loss for the year ended June 30, 2005

BALANCE—JUNE 30, 2005 As restated (Note 1)	14,193,095	$14,193,095	$212,897	3,110,800	$31	$55,036,831	$(970,711)

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	ANNUAL COMPREHENSIVE INCOME (LOSS)		TOTALS
BALANCE—JUNE 30, 2003	$18,773	$(27,003,344)	$		$2,764,095
Issuance of common stock to a Consultant					950,000
Conversion of Series A to Series B stock					915,940
Issuance of Series B shares and Warrants					3,705,780
Cost in connection with issuance					(368,258)
Warrant exchange program					658,858
Issuance of common stock					288,000
Cost in connection with issuance					(28,000)
Amortization of stock options					3,203,483
Forfeited stock options					—
Issuance of common stock to a Consultant					950,000
Issuance of common stock					24,411
Warrants issued to investors					285,193
Penalties on Series B stock					275,997
Dividends on Series B stock		(250,057)			—
Conversion of Series B stock					—
Shares issued to employees					305,881
Beneficial Conversion		(1,372,989)			—
Foreign Currency	(23,763)			(23,763)	(23,763)
Canadian Conversion of Preferred Stock					—
Net Loss for the year ended June 30, 2004		(11,070,305)		(11,070,305)	(11,070,305)

BALANCE—JUNE 30, 2004	(4,990)	(39,696,695)		(11,094,068)	2,837,312

Canadian conversion of preferred stock
Issuance of Series B-2 shares					1,600,000
Conversion of Series B-2 shares					(50,000)
Issuance cost
Accrued dividends on Series B Stock		(166,114)
Dividends on Series B stock		(2,105,350)
Beneficial conversion		(5,026,230)
Warrants issued to consultants					96,000
Options issued to Isis
Amortization of stock options					647,041
Forfeiture of stock options
Issuance of common stock relating to settlements					105,373
Settlements with Mr. Beller and Dr Milch					610,430
Mr. Bottazzi separation agreement					500,000
Conversion of Series B-2
Conversion of Series B
Conversion of Series C debt					8,559,750

WARP Technology Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Continued)

	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	ANNUAL COMPREHENSIVE INCOME (LOSS)	TOTALS
Conversion of Bridge loan				2,433,345
Issuance of Series C shares				3,000,000
Issuance cost for series C shares				(180,000)
Dividends on Series C stock		(212,897)
Warrants issued to Series C stockholders		(13,993,088)		(13,993,088)
Warrants issued to investment bankers				1,023,907
Warrants issued to consulting firm				76,711
Foreign currency	(100,272)		(100,272)	(100,272)
Net Loss for the year ended June 30, 2005		(51,258,850)	(51,258,850)	(51,258,850)

BALANCE—JUNE 30, 2005 As restated (See Note 1)	$(105,262)	$(112,459,223)	$(51,359,152)	$(44,092,340)

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended June 30, 2005	Year Ended June 30, 2004
	As Restated (Note 1)
Operating activities
Net loss	$(51,258,850)	$(11,070,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991,717	241,017
Stock-based compensation, consulting and other fees	1,542,686	6,007,255
Non-cash interest expense	7,198,349	—
Fair value loss on warrants	32,011,536	—
Goodwill and impairment charges	3,956,211	—
Changes in operating assets and liabilities net of effect of acquisition of business:
Accounts receivable	610,869	(105,398)
Inventory	—	207,000
Prepaid expenses and other	69,096	48,403
Accounts payable and accrued expenses	230,837	63,956
Deferred revenue	1,261,903	58,002
Deferred compensation payable	—	(250,000)

Net cash used in operating activities	(3,385,646)	(4,800,070)
Investing activities
Security deposits	—	28,115
Gupta acquisition net of cash acquired of $742,915	(15,007,085)	—
Kenosia acquisition deposit	(801,750)	—
Purchase of property and equipment	(40,610)	(3,179)

Net cash (used in) provided by investing activities	(15,849,445)	24,936
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	12,191,500	4,682,320
Repayment of bridge loan	—	(120,000)
Proceeds from subordinated notes	2,500,000	—
Proceeds from senior notes	6,075,000	—

Net cash provided by financing activities	20,766,500	4,562,320
Effect of exchange rate changes on cash	(98,887)	(31,759)

Net increase (decrease) in cash and cash equivalents	1,432,522	(244,573)
Cash and cash equivalents—beginning of year	115,491	360,064

Cash and cash equivalents—end of year	$1,548,013	$115,491

Supplemental disclosure of cash flow Information:
Income tax paid	$241,017	$2,546
Interest paid	$271,250	$—

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1.    Organization, Merger, Description of Business and Basis of Presentation

(a) Warp Technology Holdings, Inc. (collectively with its subsidiaries, the “Company”) is a Nevada corporation with its principal executive office in Greenwich, Connecticut.

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

(b) Restatement

The June 30, 2005 financial statements have been restated to correct the following:

•	The warrants related to the Series C Preferred Stock have been accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The financial statements have been restated to reflect the fair value of the warrants as a liability and as a beneficial conversion dividend liability in the amount of $13,993,088.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

•	In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability amount from the Series C Preferred Stock was revalued as of June 30, 2005 resulting in a fair value loss of $ 26,446,936 in the statement of operations and a corresponding increase on the balance sheet in the warrant liability.

•	In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrant relating to senior and subordinated debt as a liability in the amount of $9,325,000.

•	The Senior and Subordinated Debt discount has been amortized by $3,874,375 with a corresponding adjustment interest expense.

•	In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the senior and subordinated debt was revalued as of June 30, 2006, resulting in a fair value loss of $5,564,000 in the statement of operations and a corresponding increase on the balance sheet on the warrant liability.

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restated Balance Sheet

For the Year ended June 30, 2005

	As previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As Restated June 30, 2005
Assets
Current assets:
Cash and cash equivalents	1,548,013		1,548,013
Accounts receivable, net of allowance	2,024,699		2,024,699
Prepaid expenses and other current assets	409,496		409,496
Total current assets	3,982,208		3,982,208
Property and equipment, net	223,025		223,025
Deferred financing costs, net	476,876		476,876
Intangible assets, net of accumulated	15,678,736		15,678,736
amortization of $ 756,064 and $277,083			0
Goodwill	7,055,264		7,055,264
Investment and other assets	884,379		884,379

Total assets	28,300,488		28,300,488

Liabilities and stockholders equity
Current liabilities:
Accounts payable	872,433		872,433
Accrued expenses	3,752,731		3,752,731
Deferred revenue	3,392,896		3,392,896
Due to ISIS	1,293,534		1,293,534

Total current liabilities	9,311,594		9,311,594
Subordinate note	2,317,710	(296,875)	2,020,835
Senior note	6,446,750	(759,250)	5,687,500
Other long term liabilities	43,275		43,275
Series C warrants liabilities		40,440,024	40,440,024
Senior and Sub warrants liabilities		14,889,600	14,889,600

Total liabilities	18,119,329	54,273,499	72,392,828
Commitments and contingencies
Stockholders equity:
Preferred stock (Canadian subsidiary)	2		2
Series C Preferred Stock: $.00001 par value;	14,193,095		14,193,095
16,000,000 shares authorized, 14,193,095			0
issued and outstanding (Liquidation			0
value $14,193,095) at June 30, 2005			0
Shares of Common Stock to be issued for accrued	212,897		212,897
dividends on Series C Preferred Stock			0
Common stock, $.00001 par value; 150,000,000	31		31
shares authorized, 3,110,800 and 971,115			0
shares issued and outstanding, respectively			0
Additional paid-in capital	59,431,331	(4,394,500)	55,036,831
Deferred compensation	(970,711)		(970,711)
Accumulated other comprehensive loss	(105,262)		(105,262)
Accumulated deficit	(62,580,224)	(49,878,999)	(112,459,223)

Total stockholders equity	10,181,159	(54,273,499)	(44,092,340)

Total liabilities and stockholders equity	28,300,488	0	28,300,488

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restated Income Statement

For the Year ended June 30, 2005

	As previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As Restated June 30, 2005
Revenue
Licenses	$2,986,752	$—	$2,986,752
Services	2,137,170	—	2,137,170

Total revenues	5,123,922	—	5,123,922
Cost of revenue
Cost of license	449,073	—	449,073
Cost of services	396,490	—	396,490

Total cost of revenues	845,563	—	845,563

Gross Profit	4,278,359	—	4,278,359
Product development	1,589,099	—	1,589,099
Sales, marketing and business development	3,652,117	—	3,652,117
General and administrative	4,690,743	—	4,690,743
Late Filing Penalty	1,033,500	—	1,033,500
Intangible impairment	62,917	—	62,917
Goodwill impairment	3,893,294	—	3,893,294

Loss before interest and fair value loss on warrants	(10,643,311)	—	(10,643,311)
Fair value loss on warrants	—	(32,011,536)	(32,011,536)
Interest (expense) income	(4,631,683)	(3,874,375)	(8,506,058)

Loss before income taxes	(15,274,994)	(35,885,911)	(51,160,905)
Income taxes	(97,945)	—	(97,945)

Net Loss	$(15,372,939)	$(35,885,911)	$(51,258,850)

Computation of loss applicable to Common Shareholders
Net loss before beneficial conversion—Preferred dividends	$(15,372,939)	$(35,885,911)	$(51,258,850)
Beneficial conversion and Preferred dividends	(7,510,590)	(13,993,088)	(21,503,678)

Loss attributable to common stockholders	$(22,883,529)	$(49,878,999)	$(72,762,528)

Basic and diluted loss per share pro forma	$(11.97)	$(26.09)	$(38.06)

Weighted average shares outstanding pro forma	1,912,033	—	1,912,033

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Restated Cash flow Statement

For the Year ended June 30, 2005

	As previously reported June 30, 2005	Restatement Adjustment June 30, 2005	As Restated June 30, 2005
Operating activities
Net loss	$(15,372,939)	$(35,885,911)	$(51,258,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	991,717		991,717
Stock-based compensation, consulting and other fees	1,542,686		1,542,686
Fair value loss on warrants	—	32,011,536	32,011,536
Non-cash interest expense	3,323,974	3,874,375	7,198,349
Goodwill and impairment charges	3,956,211		3,956,211
Changes in operating assets and liabilities net of effect of acquisition of business:			—
Accounts receivable	610,869		610,869
Prepaid expenses and other	69,096		69,096
Accounts payable and accrued expenses	230,837		230,837
Deferred revenue	1,261,903		1,261,903
Deferred compensation payable

Net cash used in operating activities	(3,385,646)		(3,385,646)
Investing activities
Security deposits
Gupta acquisition net of cash acquired of $742,915	(15,007,085)		(15,007,085)
Kenosia acquisition deposit	(801,750)		(801,750)
Purchase of property and equipment	(40,610)		(40,610)

Net cash (used in) provided by investing activities	(15,849,445)		(15,849,445)
Financing activities
Proceeds from issuance of preferred stock, net of issuance costs	12,191,500		12,191,500
Proceeds from subordinated notes	2,500,000		2,500,000
Proceeds from senior notes	6,075,000		6,075,000

Net cash provided by financing activities	20,766,500		20,766,500
Effect of exchange rate changes on cash	(98,887)		(98,887)

Net increase (decrease) in cash and cash equivalents	1,432,522		1,432,522
Cash and cash equivalents beginning of year	115,491		115,491

Cash and cash equivalents end of year	$1,548,013		1,548,013

Supplemental disclosure of cash flow Information:
Income tax paid	$241,017		$241,017
Interest paid	$271,250		$271,250

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended June 30, 2005 As Restated	Year Ended June 30, 2004
Net loss, as reported	$(51,258,850)	$(11,070,305)
Add: Stock-based employee compensation expense included in reported net loss	454,000	3,203,483
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(828,173)	(3,702,564)

Net loss, pro forma	(51,633,023)	(11,569,386)
Beneficial conversion and preferred dividends	(21,503,678)	(1,623,046)

Net loss attributable to common stockholders—Proforma	$(73,136,701)	$(13,192,432)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(38.06)	$(16.58)

Basic and diluted net loss per share attributable to common stockholders pro forma	$(38.25)	$(17.23)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On August 4, 2004, the Company entered into a Series B-2 Preferred Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement related to the sale of 1,600 shares (the “Series B-2 Preferred Shares”) of the Company’s authorized but unissued shares of Preferred Stock, $0.00001 par value per share, designated Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”) at a purchase price of $1,000 per share, and warrants, exercisable over five (5) years, to purchase an aggregate of 1,600 shares of Series B-2 Preferred

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock (the “Warrants” and together with the shares of Series B-2 Preferred Stock, collectively, the “Securities”) to investors. The aggregate purchase price for the Securities was $1,600,000, of which $1,474,500 was received by December 31,2004 and the remainder of $125,500 was received by the Company in January 2005. The Company incurred approximately $20,000 in dividends for the year ended June 30, 2005 to the Series B-2 shareholders. The number of shares of Common Stock receivable upon conversion shall be equal to the Series B-2 Face Amount, which is initially equal to the per share purchase price of $1,000, plus any accrued but unpaid dividends, divided by the conversion price, which was initially set at $5.00. Under certain anti-dilution protection rights of the Series B-2 Preferred Stock, the conversion price will adjust from time to time if the Company issues any shares of Common Stock, or options, warrants, or other securities convertible or exchangeable into Common Stock, at a purchase price below $5.00 per share, and will also be adjusted for any stock splits or similar corporate actions. Under the initial conversion price, each share of Series B-2 Preferred Stock is convertible into 200 shares of Common Stock. Accordingly, the Company recorded approximately $539,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. In January, 2005, in connection with the Series C financing, the conversion price of the Series B-2 stock was reduced from $5 to $2, and the Company recorded a stock dividend to the Series B-2 holders valued at approximately $2,280,000. In addition on January 31, 2005 all of the Series B-2 shareholders converted all of their outstanding shares into common stock.

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

from $18.00 to $5.00, and the Company recorded a stock dividend to the Series B shareholders for approximately 290,770 shares of common stock valued at approximately $1,499,000.

On September 30, 2003, the Company completed an offering of 975,940 shares of its Series A 8% Cumulative Convertible Preferred Stock (the “A Shares”) with gross proceeds to the Company from the sale equaling $975,940. Pursuant to a “most favored nation” provision of the A Shares offering, the holders of the A Shares were entitled to receive the better terms of any offering that was completed subsequent to the closing of the A Shares offering. As a result, the Company has cancelled all 975,940 A Shares which were to be issued and has instead issued 975.94 B Shares to the A Share subscribers. The A Share subscribers also received warrants with the same terms as the B Share subscribers. The conversion to common stock of all the B Shares issued to the A Share subscribers resulted in the Company issuing approximately 54,220 shares of common stock to the A Share subscribers. Pursuant to a registration rights agreement between the Company and the B Share subscribers, the Company was obligated to register the shares of common stock issuable upon conversion of the B Shares within 45 days of issuance of the B Shares. This registration rights agreement contained a penalty provision that required the Company to issue the number of shares of common stock equal to 2% of the shares of common stock issuable upon conversion of the B Shares for each 30-day period until such shares were registered. When the March 2004 Form S-2 was declared effective, the Company was obligated to issue an aggregate of 12,427 shares of common stock pursuant to this penalty provision. Exercise of all the warrants held by the A Share subscribers will result in the issuance of approximately 27,110 shares of common stock to the A Share subscribers. The Company recorded approximately $271,000 as beneficial conversion relating to this transaction because the fair market value of the common stock was greater than the conversion price. The March 2004 Form S-2, declared effective on March 31, 2004, covered the common shares issuable upon the conversion of the B Shares and warrants held by the A Share subscribers. The Company recorded approximately $60,000 for fees relating to this private placement.

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	2005	2004
Revenue	$13,890,560	$16,675,544
Net loss	(50,008,760)	(10,231,577)
Loss per share	$(26.15)	$(13.36)

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2005 all of the warrants issued with the Series C Preferred Stock (see Note 9) were valued at $13,993,088.

In addition, the warrants issued with the Series C Preferred Stock have the right to require the Company to settle the warrants on a net-cash basis and the Company was required to register the common stock underlying the warrants by a certain date. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants was calculated using Black-Scholes pricing model. The Warrant liability amount from the Series C Preferred Stock was revalued as of June 30, 2005 resulting in a fair value loss of $ 26,446,936 in the statement of operations and a corresponding increase on the balance sheet in the warrant liability.

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

Under the Senior Note Agreement the Senior Noteholders received warrants to purchase an aggregate of 2,670,000 shares of the Company’s Common Stock (the “Senior Lender Warrants”). These warrants have an exercise price of $1.25, and are exercisable for a period of five years from the date of issuance. The proceeds received were allocated to the fair value of the warrants since the fair value of the warrants was greater than the proceeds. The discount to the note will be amortized over 6 months. For the period ended June 30, 2005, $5,687,500 was amortized and charged to interest expense. In addition, the warrants has a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19 and accordingly recorded a warrant liability of $7,289,600 at June 30, 2005. The Company recognized a loss on the fair value of this warrant of $864,600 for the year ended June 30, 2005.

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

(the “Subordinated Lender Warrants”). The Warrants will have an exercise price of $1.25, and will be exercisable for a period of five years from the date of issuance. The proceeds received were allocated to the warrants since the fair value of the warrants was greater than the proceeds. The discount to the note will be amortized over 24 months. For the period ended June 30, 2005 $520,833 was accreted and charged to interest expense. In addition, the warrants have a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19 and accordingly recorded a warrant liability of $7,200,000 at June 30, 2005. The Company recognized a loss on the fair value of this warrant of $4,700,000 for the year ended June 30, 2005.

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

ISIS is a limited liability company whose managing members are Rodney A. Bienvenu, Jr. (“Bienvenu”), the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Ernest C. Mysogland (“Mysogland”), the Executive Vice President and Chief Legal Officer of the Company. ISIS is the managing member of ISIS Acquisition Partners II LLC (“IAP II”). IAP II is a stockholder of the Company having purchased shares of the Company’s Series B-2 Preferred Stock (the “Series B-2 Preferred Stock”), pursuant to that certain Series B-2 Preferred Stock Purchase Agreement (the “Series B-2 Purchase Agreement”), as of August 4, 2004, between and among the Company and the investors. In addition, pursuant to that certain Stockholders Agreement, dated as of August 4, 2004, between and among the Company, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein (the “Stockholders Agreement”), IAP II and other Series B-2 Stockholders have certain rights to designate directors of the Company. Further, ISIS and the Company entered into a Consulting Agreement, dated as of August 4, 2004, pursuant to which the Company will pay ISIS for services requested of ISIS from time to time, including, without limitation, research services, at ISIS’s regular rates or at the cost incurred by ISIS to provide such services, and will reimburse ISIS for any costs incurred by ISIS on behalf of the Company.

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Warp Technology Holdings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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