Form 10QSB/A
period 2005-09-30
Halo Technology Holdings, Inc.
filed 2006-10-11
CIK 1125052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Original Filing”). We are filing this amendment to reflect the restatement of our consolidated financial statements and other financial information contained in the Original Filing. The reasons for this restatement are presented in Note 1 to our consolidated financial statements. We have also amended “Note 2. Summary of Significant Accounting Policies,” “Note 3. Stockholders’ Equity,” and “Note 4. Kenosia Corporation Acquisition and Unaudited Pro Forma Financial Information” to our consolidated financial statements in connection with the restatement.

This Form 10-QSB/A amends and restates “Item 2. Management’s Discussion and Analysis or Plan of Operations” solely as a result of, and to reflect, the restated financial statements and under “Business” solely for purposes of disclosing that we changed our name to Halo Technology Holdings, Inc. as of April 2, 2006. In addition, in accordance with applicable SEC rules, this Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

PART I

FINANCIAL INFORMATION

Forward-Looking Information

Certain statements in this Form 10-QSB/A of Halo Technology Holdings, Inc. (the “Company”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the SEC, as well as the risks and uncertainties discussed in the Company’s Annual Report on Form 10-KSB/A filed with the SEC on October 11, 2006.

ITEM 1.	Financial Statements.

WARP Technology Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005
	As Restated (Note 1) (Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$751,033	$1,548,013
Accounts receivable, net of allowance for doubtful accounts of $21,866 and $30,845 respectively	2,129,875	2,024,699
Prepaid expenses and other current assets	443,217	409,496

Total current assets	3,324,125	3,982,208
Property and equipment, net	246,688	223,025
Deferred financing cost, net	1,325,110	476,876
Intangible assets, net of accumulated amortization of $1,242,496 and $756,064 respectively	16,462,587	15,678,736
Goodwill	7,601,420	7,055,264
Investment and other assets	1,086,360	884,379

Total assets	$30,046,290	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$997,060	$872,433
Accrued expenses	3,579,633	3,752,731
Note payable to Bristol Technology, Inc	500,000	—
Note payable	254,128	—
Deferred revenue	4,098,187	3,392,896
Due to ISIS	1,293,701	1,293,534

Total current liabilities	10,722,709	9,311,594
Subordinated notes payable	833,336	2,020,835
Senior notes payable	8,467,035	5,687,500
Other long term liabilities	41,602	43,275
Series C warrants liabilities	23,088,595	40,440,024
Senior and Sub warrants liabilities	8,530,500	14,889,600
Other warrants liabilities	1,779,966	—

Total liabilities	53,463,743	72,392,828
Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 13,936,644 and 14,193,095 issued and outstanding (Liquidation value - $13,936,644 and $14,193,095) at September 30, 2005 and June 30, 2005, respectively	13,936,644	14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	211,636	212,897
Shares of Common Stock to be issued for accrued interest on subordinated debt	42,500	—
Common stock, $.00001 par value; 150,000,000 shares authorized, 3,514,730 and 3,110,800 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	35	31
Additional paid-in capital	55,614,718	55,036,831
Deferred compensation	(870,562)	(970,711)
Accumulated other comprehensive loss	(62,664)	(105,262)
Accumulated deficit	(92,289,762)	(112,459,223)

Total stockholders’ equity	(23,417,453)	(44,092,340)

Total liabilities and stockholders’ equity	$30,046,290	$28,300,488

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2005 As Restated (Note 1)	2004
Revenue
Licenses	$1,314,569	$126,305
Services	1,893,760	31,576

Total revenue	3,208,329	157,881
Cost of revenue
Cost of licenses	163,028	14,028
Cost of services	293,908	—

Total cost of revenue	456,936	14,028

Gross Profit	2,751,393	143,853
Product development	956,557	77,066
Sales, marketing and business development	1,372,525	253,182
General and administrative (including non-cash compensation of $119,328 and $415,597, respectively)	1,685,064	967,364

Loss before interest	(1,262,753)	(1,153,759)
Fair value gain on warrants	23,806,784	—
Interest (expense) income	(2,102,227)	695

Net income (loss) before income taxes	20,441,804	$(1,153,064)
Income taxes	(52,163)	—

Net income (loss)	20,389,641	$(1,153,064)

Computation of loss applicable to common shareholders
Net income (loss) before beneficial conversion and preferred dividends	20,389,641	$(1,153,064)
Beneficial conversion and preferred dividends	(220,179)	(2,338,408)

Income (loss) attributable to common stockholders	20,169,462	$(3,491,472)

Basic net income (loss) per share	6.28	$(3.60)
Diluted net income (loss) per share	$0.89	$(3.60)

Weighted-average number common shares—basic	3,209,597	971,115

Weighted-average number - diluted	22,949,143	971,115

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2005 As Restated (Note 1)	2004
Operating activities
Net income (loss)	20,389,641	$(1,153,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509,441	52,303
Stock-based compensation, consulting and other fees	119,328	415,597
Non-cash interest expense	1,925,523	—
Fair value gain on warrants	(23,806,784)	—
Changes in operating assets and liabilities net of effect of acquisition of business:
Accounts receivable	207,574	90,420
Prepaid expenses and other assets	(37,900)	1,799
Accounts payable and accrued expenses	(61,121)	(50,930)
Deferred revenue	330,244	(124,581)
Deferred product cost	—	14,028

Net cash used in operating activities	(424,054)	(754,428)
Investing activities
Acquisition deposits to Platinum Equity, LLC	(1,003,835)	—
Kenosia acquisition net of cash acquired of $6,125	(464,049)	—
Purchase of property and equipment	(42,011)	—

Net cash used in investing activities	(1,509,895)	—
Financing activities
Repayment of Subordinated notes	(1,500,000)	—
Repayment of Senior notes	(6,825,000)	—
Proceeds from new Senior notes, net of issuance cost of $1,083,872	8,916,128	—
Proceeds from Promissory Note	500,000	—
Proceeds from issuance of preferred and common stock, net of issuance cost	—	700,000

Net cash provided by financing activities	1,091,128	700,000
Effect of exchange rate changes on cash	45,841	(25,186)

Net decrease in cash and cash equivalents	(796,980)	(79,614)
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$751,033	$35,877

Supplemental disclosure of cash flow Information:
Income tax paid	$31,616	$—
Interest paid	$315,068	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB/A and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2005.

Restatement

The September 30, 2005 and June 30, 2005 financial statements have been restated to correct the following:

• The warrants related to the Series C Preferred Stock have been accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The financial statements have been restated to reflect the fair value of the warrants as a liability and as a beneficial conversion dividend liability in the amount of $13,993,088 as of June 30, 2005.

• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock”. The warrant liability amount from the Series C Preferred Stock was revalued as of June 30, 2005 and September 30, 2005 resulted in a fair value loss of $ 26,446,936 and a fair value gain of $17,351,429, respectively in the statement of operations and a corresponding increase/decrease on the balance sheet in the warrant liability, respectively.

• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrants related to the senior and Subordinated Debt as a liability in the amount of $9,325,000 as of June 30, 2005.

• The Senior and Subordinated Debt discount has been amortized by $7,658,333 and $1,450,000 with a corresponding adjustment to interest expense for the year ended June 30, 2005 and the three months ended September 30, 2005, respectively.

• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the senior and subordinated debt was revalued as of June 30, 2005 and September 30, 2005, resulting in a loss on fair value of $5,564,000 and a gain in fair value of $6,359,100, respectively, in the statement of operations and a corresponding increase, decrease on the balance sheet on the warrant liability, respectively.

• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrants related to Fortress, DCI and Convertible note as a liability in the amount of $1,779,966 as of September, 2005.

• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the Fortress and DCI was revalued as of June 30, 2005, resulting in a fair value gain of $96,255 in the statement of operations and a corresponding increase on the balance sheet on the warrant liability.

Halo Technology Holdings, Inc.

Restated Balance Sheets

September 30, 2005

	As previously Reported September 30, 2005	Restatement Adjustments	As Restated September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$751,033		$751,033
Accounts receivable, net of allowance	2,129,875		2,129,875
Prepaid expenses and other current assets	443,217		443,217

Total current assets	3,324,125		3,324,125
Property and equipment, net	246,688		246,688
Deferred financing costs, net	1,325,110		1,325,110
Intangible assets, net of accumulated amortization of $756,064 and $277,083	16,462,587		16,462,587
Goodwill	7,601,420		7,601,420
Investment and other assets	1,086,360		1,086,360

Total assets	$30,046,290		$30,046,290

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$997,060		$997,060
Accrued expenses	3,579,633		3,579,633
Note payable to Bristol	500,000		500,000
Note payable	254,128		254,128
Deferred revenue	4,098,187		4,098,187
Due to ISIS	1,293,701		1,293,701

Total current liabilities	10,722,709		10,722,709

Subordinate note	1,083,336	(250,000)	833,336
Senior note	8,467,035		8,467,035
Other long term liabilities	41,602		41,602
Series C warrants liabilities	—	23,088,595	23,088,595
Senior and Sub warrants liabilities	—	8,530,500	8,530,500
Other Warrants	—	1,779,966	1,779,966

Total liabilities	20,314,682	33,149,061	53,463,743

Commitments and contingencies
Stockholders equity:
Preferred stock (Canadian subsidiary)	2		2
Series C Preferred Stock: $.00001 par value;	13,936,644		13,936,644
Shares of Common Stock to be issued for interest	42,500		42,500
dividends on Series C Preferred Stock	211,636		211,636
Common stock	35		35
Additional paid-in capital	61,885,439	(6,270,721)	55,614,718
Deferred compensation	(870,562)		(870,562)
Accumulated other comprehensive loss	(62,664)		(62,664)
Accumulated deficit	(65,411,422)	(26,878,340)	(92,289,762)

Total stockholders equity	9,731,608	(33,149,061)	(23,417,453)

Total liabilities and stockholders equity	$30,046,290	$—	$30,046,290

Halo Technology Holdings, Inc.

Restated Statements of Operations

For the three months ended September 30, 2005

	As previously reported Three Months Ended September 30, 2005	Restatement Adjustments	As Restated Three Months Ended September 30, 2005
Revenue
Licenses	$1,314,569		$1,314,569
Services	1,893,760		1,893,760

Total revenues	3,208,329		3,208,329
Cost of revenue
Cost of license	163,028		163,028
Cost of services	293,908		293,908

Total cost of revenues	456,936		456,936

Gross Profit	2,751,393		2,751,393

Product development	956,557		956,557
Sales, marketing and business development	1,372,525		1,372,525
General and administrative	1,685,064		1,685,064

Loss before fair value on warrants and interest	(1,262,753)	—	(1,262,753)
Fair value gain on warrants		23,806,784	23,806,784
Interest (expense) income	(1,296,102)	(806,125)	(2,102,227)

(Loss) income before income taxes	(2,558,855)	23,000,659	20,441,804
Income taxes	(52,163)	—	(52,163)

Net (Loss) income	$(2,611,018)	$23,000,659	$20,389,641

Computation of income (loss) applicable to Common Shareholders

Net (loss) income before beneficial conversion -Preferred dividends	$(2,611,018)	$23,000,659	$20,389,641

Beneficial conversion and Preferred dividends	(220,179)	—	(220,179)

(Loss) income attributable to common stockholders	$(2,831,197)	$23,000,659	$20,169,462

Basic net (loss) income per share	$(0.88)	$7.16	$6.28

Diluted net income per share	N/A		$0.89

Weighted average shares outstanding - basic	3,209,597		3,209,597

Weighted average shares outstanding - diluted	3,209,597		22,949,143

Halo Technology Holdings, Inc.

Restated Cash Flow Statements

For the three months ended September 30, 2005

	As previously reported Three Months Ended September 30, 2005	Restatement Adjustments	As Restated Three Months Ended September 30, 2005
Operating activities
Net loss	$(2,611,018)	$23,000,659	$20,389,641
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509,441		509,441
Stock-based compensation, consulting and other fees	119,328		119,328
Non-cash interest expense	1,119,398	806,125	1,925,523
Fair value gain on warrants	—	(23,806,784)	(23,806,784)
Changes in operating assets and liabilities net of effect of acquisition of business:
Accounts receivable	207,574		207,574
Prepaid expenses and other assets	(37,900)		(37,900)
Accounts payable and accrued expenses	(61,121)		(61,121)
Deferred revenue	330,244		330,244

Net cash used in operating activities	(424,054)		(424,054)

Investing activities
Acquisition deposits to Platinum Equity, LLC	(1,003,835)		(1,003,835)
Kenosia acquisition net of cash acquired of $6,125	(464,049)		(464,049)
Purchase of property and equipment	(42,011)		(42,011)

Net cash used in investing activities	(1,509,895)		(1,509,895)

Financing activities
Repayment of Subordinated notes	(1,500,000)		(1,500,000)
Repayment of Senior notes	(6,825,000)		(6,825,000)
Proceeds from new Senior notes, net of issuance cost of $1,083,872	8,916,128		8,916,128
Proceeds from Promissory Note	500,000		500,000

Net cash provided by financing activities	1,091,128		1,091,128

Effect of exchange rate changes on cash	45,841		45,841

Net decrease in cash and cash equivalents	(796,980)		(796,980)
Cash and cash equivalents beginning of period	$1,548,013		$1,548,013

Cash and cash equivalents end of period	$751,033		$751,033

Supplemental disclosure of cash flow Information:
Income tax paid	$31,616		$31,616

Interest paid	$315,068		$315,068

Note 2.	Summary of Significant Accounting Policies

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

The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months ended September 30, 2005	Three Months ended September 30, 2004
Net income (loss)	$20,389,641	$(1,153,064)
Preferred stock dividends on convertible stock	220,179	2,338,408

Net income (loss) available to common stockholders for basic net income (loss) per common share	$20,169,462	$(3,491,472)

Add back preferred stock dividends on convertible stock	220,179	—
Add back interest expense on convertible debt	1,389	—
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$20,391,030	$(3,491,472)

Weighted average common shares outstanding for basic net income (loss) per common share	3,209,597	971,115
Impact of dilutive stock options	9,969	—
Impact of dilutive warrant	5,749,454	—
Impact of assumed Convertible Debt conversion	43,479	—
Impact of assumed convertible preferred stock conversion	13,936,644	—

Total shares for diluted net income (loss) per common share	22,949,143	971,115

Basic net income (loss) per common share	$6.28	$(3.60)

Diluted net income (loss) per common share	$0.89	$(3.60)

For the three months ended September 30, 2005 warrants to purchase 169,576 common shares, respectively, and stock options to purchase 628,453 common shares were not included in the diluted earnings per share computation as the exercise prices were above the average market price. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 1,913,270 (as adjusted for the November, 2004 one for 100 reverse stock split) of common shares as of September 30, 2004, are not included as the inclusion of such would be anti-dilutive for the period presented.

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net income (loss) as reported	20,389,641	$(1,153,064)
Add: Stock-based employee compensation expense included in reported net loss	47,500	319,523
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(383,778)	(374,613)

Net income (loss) pro forma	20,053,363	(1,208,154)
Beneficial conversion and preferred dividends	(220,179)	(2,338,408)

Net income (loss) attributable to common stockholders—pro forma	19,833,184	$(3,546,562)

Basic net income (loss) per share, as reported	$6.28	$(3.60)
Diluted net income (loss) per share, as reported	$0.89	$(3.60)
Basic and diluted net income (loss) per share, pro forma	$6.18	$(3.65)
Diluted net income (loss) per share, pro forma	$0.87	$(3.65)

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

Warrants

In addition, all of the warrants issued with the Series C Preferred Stock have the right to require the Company to settle the warrants on a net-cash basis and the Company was required to register the common stock underlying the warrants by a certain date As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants was calculated using Black-Scholes pricing model. The Warrant liability amount from the Series C Preferred Stock was revalued as of September 30, 2005 to $ 23,088,595. A fair value gain of $ 17,351,429 was recognized in the statement of operations for the three months ended September 30, 2005.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants related to DCI Master LDC and Fortress Credit were treated as a liability because of a cashless exercise feature. On September 30, 2005 the Company recognised a liability in the amount of $1,779,966.

Note 4.	Kenosia Corporation Acquisition and Unaudited Pro forma Financial Information

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

This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of Gupta and Kenosia been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

Three Months Ended September 30, 2004
Revenue	$4,915,572
Net income	22,268,078
Income per share -Basic	$6.94
Income per share -Diluted	0.97

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

On September 12, 2005, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Platinum Equity, LLC (the “David/ProfitKey Seller”), EnergyTRACS Acquisition Corp. (the “Foresight Seller”) and Milgo Holdings, LLC (the “Process Seller” and together with the David/ProfitKey Seller and the Foresight Seller, the “Sellers”) for the acquisition of 100% of the Equity Interests in The David Corporation, ProfitKey International, LLC, Foresight Software, Inc. and Process Software, LLC (the “Acquisition”). Under the terms of the Purchase Agreement, the David/ProfitKey Seller shall sell, assign and deliver 100% of the common stock, no par value per share of the David Corporation, a California Corporation (the “David Stock”) and a 100% membership interest in ProfitKey International LLC, a Delaware limited liability company (the “ProfitKey Membership Interest”), the Foresight Seller shall sell, assign and deliver 100% of the common stock, par

17

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

Cost of sales for the three months ending September 30, 2005 was $456,936, as compared to $14,028 for the same period in 2004. The increase in cost of revenue is directly related to the increase in revenues from Gutpa and Kenosia.

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

General and administrative expense was $1,685,064 and $967,364 for the three months ending September 30, 2005 and September 30, 2004 respectively. The increase of $717,700 in general and administrative expense was due primarily to the acquisition of Gupta and Kenosia, which was offset by a decrease of $296,269 in non-cash compensation.

Fair value gain on warrants was approximately $23,807,000 for the three months ended September 30, 2005. The income relates to the gain on warrants relating to the Series C preferred stock, Senior and Subordinated debt. The black-sholes value for September 30, 2005 was lower than on the date of issuance resulting in a gain.

Interest expense for the three months ended September 30, 2005 was approximately $2,102,000 as compared to interest income of $695 for the year ended June 30, 2004. The interest expense for 2005 is primarily made up of non-cash interest expense relating to amortization of discounts on Senior and Subordinated debt instruments. These discounts resulted from various warrants issued with the Senior and Subordinated debt. In 2004 the Company did not have any debt and realized interest income from its cash balance.

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

HALO TECHNOLOGY HOLDINGS, INC.

October 11, 2006	By:	/s/ RODNEY A. BIENVENU, JR.
Rodney A. Bienvenu, Jr.,
Chief Executive Officer & Chairman
(as Registrant’s Principal Executive Officer and duly authorized officer)

October 11, 2006	By:	/s/ MARK FINKEL
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