Form 10QSB/A
period 2005-12-31
Halo Technology Holdings, Inc.
filed 2006-10-11
CIK 1125052

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

EXPLANATORY NOTE
      This Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2006 (the “Original Filing”). We are filing this amendment to reflect the restatement of our consolidated financial statements and other financial information contained in the Original Filing. The reasons for this restatement are presented in Note 1 to our consolidated financial statements. We have also amended “Note 2. Summary of Significant Accounting Policies,” “Note 3. Stockholders’ Equity,” and “Note 6. Unaudited Pro Forma Financial Information” to our consolidated financial statements in connection with the restatement.
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
EX-21.1: SUBSIDIARIES OF THE COMPANY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

WARP Technology Holdings, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
	As Restated	As Restated
	(Note 1)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,844,373	$1,548,013
Accounts receivable, net of allowance for doubtful accounts of $139,973 and $30,845 respectively	4,550,514	2,024,699
Due from Platinum Equity, LLC	465,000	—
Prepaid expenses and other current assets	925,460	409,496

Total current assets	7,785,347	3,982,208
Property and equipment, net	286,369	223,025
Deferred financing costs, net	1,529,036	476,876
Intangible assets, net of accumulated amortization of $1,950,503 and $756,064 respectively	24,604,981	15,678,736
Goodwill	31,246,616	7,055,264
Investment and other assets	193,190	884,379

Total assets	$65,645,539	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,832,028	$872,433
Accrued expenses	6,825,837	3,752,731
Note payable to Bristol Technology, Inc.	500,000	—
Note and Working Capital Adjustment payable to Platinum Equity, LLC	2,750,000	—
Notes payable	1,613,462	—
Deferred revenue	11,263,432	3,392,896
Due to ISIS	1,293,717	1,293,534

Total current liabilities	26,078,476	9,311,594
Subordinate notes payable	1,145,833	2,020,835
Senior notes payable	21,763,619	5,687,500
Other long term liabilities	52,972	43,275
Series C warrants liabilities	17,771,222	40,440,024
Senior and Sub warrants liabilities	2,491,332	14,889,600
Other warrants liabilities	3,583,622	—

Total liabilities	72,887,076	72,392,828
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 13,802,837 and 14,193,095 issued and outstanding (Liquidation value — $13,802,837 and $14,193,095) respectively	13,802,837	14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	208,006	212,897
Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	9,265,908	—
Shares of Common Stock to be issued for accrued dividends on Series D Preferred Stock	165,372
Shares of Common Stock to be issued for accrued interest on subordinated debt	41,667	—
Common stock: $.00001 par value; 150,000,000 shares authorized, 5,601,548 and 3,110,800 shares issued and outstanding respectively	56	31
Additional paid-in-capital	60,131,779	55,036,831
Deferred compensation	(874,123)	(970,711)
Accumulated other comprehensive loss	(71,087)	(105,262)
Accumulated deficit	(89,911,954)	(112,459,223)

Total stockholders’ equity	(7,241,537)	(44,092,340)

Total liabilities and stockholders’ equity	$65,645,539	$28,300,488

See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	As Restated		As Restated
	(Note 1)		(Note 1)
Revenue
Licenses	$1,504,493	$85,311	$2,819,062	$211,616
Services	3,866,219	21,328	5,759,979	52,904

Total revenues	5,370,712	106,639	8,579,041	264,520

Cost of revenue
Cost of licenses	359,926	39,730	522,954	53,758
Cost of services	804,140	—	1,098,048	—

Total cost of revenues	1,164,066	39,730	1,621,002	53,758

Gross Profit	4,206,646	66,909	6,958,039	210,762
Product development	1,560,236	35,657	2,516,793	112,723
Sales, marketing and business development	2,063,932	223,393	3,436,457	476,575
General and administrative (including non-cash compensation three months - 2005-$153,898; 2004-$127,145; six months - 2005-$273,226; 2004-$542,742)	3,458,664	251,019	5,143,728	1,218,383

Loss before interest and fair value gain on warrants	(2,876,186)	(443,160)	(4,138,939)	(1,596,919)
Fair value gain on warrants	7,864,700	—	31,671,485	—
Interest expense	(2,203,004)	(46,374)	(4,305,231)	(45,679)

Income (loss) before income taxes	2,785,510	(489,534)	23,227,315	(1,642,598)
Income taxes	(34,325)	—	(86,488)	—

Net income (loss)	$2,751,185	$(489,534)	$23,140,827	$(1,642,598)

Computation of income (loss) attributable to common stockholders
Net income (loss) before beneficial conversion and preferred dividends	$2,751,185	$(489,534)	$23,140,827	$(1,642,598)
Beneficial conversion and preferred dividends	(373,379)	(472,057)	(593,558)	(2,810,465)

Income (loss) attributable to common stockholders	$2,377,806	$(961,591)	$22,547,269	$(4,453,063)

Basic net income (loss) per share attributable to common stockholders	$0.66	$(0.99)	$6.58	$(4.59)
Diluted net income (loss) per share attributable to common stockholders	$0.10	$(0.99)	$0.94	$(4.59)

Weighted-average number common shares — basic	3,624,747	971,115	3,425,127	971,115
Weighted-average number of common shares — diluted	26,834,698	971,115	24,775,324	971,115
See accompanying notes to consolidated financial statements.

WARP Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2005 As Restated (Note 1)	2004
Operating Activities
Net income (loss)	$23,140,827	$(1,642,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,259,738	101,215
Non cash compensation	273,226	542,742
Non cash interest expense	3,176,968	—
Fair value gain on warrants	(31,671,485)	—
Loss on sales of property and equipment	3,270	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(488,535)	33,199
Prepaid expenses and other current assets	(359,403)	15,631
Accounts payable and accrued expenses	931,287	(228,506)
Deferred revenue	3,468,677	(132,370)
Deferred product cost	—	14,028

Net cash used in operating activities	(265,430)	(1,296,659)

Investing activities
Purchase of property and equipment	(53,370)	—
Advance to Gupta Holdings LLC	—	(1,000,000)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,899	(15,867,102)	—
Kenosia acquisition, net of cash acquired of $6,125	(507,145)
Proceeds from sales of property and equipment	1,689	—

Net cash used in investing activities	(16,425,928)	(1,000,000)

Financing activities
Repayment of Bridge loan	—	950,100
Repayment of Subordinated notes	(1,500,000)	—
Repayment of Senior notes	(6,825,000)	—
Proceeds from Senior notes, net of issuance cost of $1,426,486	23,573,514	—
Proceeds from Promissory notes	1,700,000	—
Proceeds from issuance of preferred and common stock net of issuance costs	—	1,474,500

Net cash provided by financing activities	16,948,514	2,424,600

Effects of exchange rates on cash	39,204	(22,784)

Net increase in cash and cash equivalents	296,360	105,157
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$1,844,373	$220,648

Supplemental disclosure of cash flow information:
Income tax paid	$122,766	$—
Interest paid	$822,486	$—
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
     On July 6, 2005, the Company acquired the stock of Kenosia (see Note 4). The following table summarizes the purchase transaction:

Purchase price:
Cash	$1,247,175
Transaction costs	67,845
Note Payable	500,000

Total purchase price	1,815,020

Fair Value of:
Assets acquired	(1,611,793)
Liability assumed	386,025

Goodwill	$589,252
     On October 26, 2005, the Company acquired Tesseract Corporation (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Cash	$3,500,000
Advances to Platinum made prior to September 30, 2005	1,000,000
Promissory Note and Working Capital Adjustment	2,750,000
Series D Preferred Stock	9,265,908
Transaction costs	126,500

Total purchase price	16,642,408

Fair Value of:
Assets acquired	(4,600,357)
Liability assumed	2,456,041

Goodwill	$14,498,092
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
Restatement
The December 31, 2005 and June 30, 2005 financial statements have been restated to correct the following:
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
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability amount from the Series C Preferred Stock was revalued as of June 30, 2005 and December 31, 2005 resulted in a fair value loss of $26,446,936 and a fair value gain of $22,668,808, respectively in the statement of operations and a corresponding increase/decrease on the balance sheet in the warrant liability, respectively.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrants related to the senior and Subordinated Debt as a liability in the amount of $9,325,000 as of June 30, 2005.
• The Senior and Subordinated Debt discount has been amortized by $3,874,375 and $751,424 with a corresponding adjustment to interest expense for the year ended June 30, 2005 and the six months ended December 31, 2005, respectively.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the senior and subordinated debt was revalued as of June 30, 2005 and December 31, 2005, resulting in a loss on fair value of $5,564,000 and a gain in fair value of $8,428,246, respectively, in the statement of operations and a corresponding increase, decrease on the balance sheet to warrant liability, respectively.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrants related to Fortress, DCI and Convertible note as a liability in the amount of $4,281,327 as of December 31, 2005.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the Fortress, DCI and Convertible note was revalued as of December 31, 2005, resulting in a fair value gain of $697,705 in the statement of operations and a corresponding increase on the balance sheet to warrant liability.
In connection with the acquisition of Tesseract the Company issued Series D preferred stock and in accordance with EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” we have increase the value of the Series D Preferred Stock by $2,515,908 and increased goodwill by the same amount based on the average price of the stock two days before and after the transaction as of December 31, 2005.

Warp Technology Holdings, Inc.
Restated Balance sheet
December 31, 2005

	As Previously
	Reported	Restatement	As Restated
	December 31, 2005	Adjustments	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$1,844,373		$1,844,373
Accounts receivable, net of allowance	4,550,514		4,550,514
Due from Platinum	465,000		465,000
Prepaid expenses and other current assets	925,460		925,460

Total current assets	7,785,347		7,785,347
Property and equipment, net	286,369		286,369
Deferred financing costs, net	1,529,036		1,529,036
Intangible assets, net of accumulated amortization	24,604,981		24,604,981
Goodwill	28,730,708	2,515,908	31,246,616
Investment and other assets	193,190		193,190

Total assets	$63,129,631	$2,515,908	$65,645,539

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$1,832,028		$1,832,028
Accrued expenses	6,825,837		6,825,837
Note payable to Bristol	500,000		500,000
Note to Platinum	2,750,000		2,750,000
Note payable	1,591,770	21,692	1,613,462
Deferred revenue	11,263,432		11,263,432
Due to ISIS	1,293,717		1,293,717

Total current liabilities	26,056,784	21,692	26,078,476

Subordinate note	1,453,504	(307,671)	1,145,833
Senior note	21,763,619		21,763,619
Other long term liabilities	52,972		52,972
Series C warrants liabilities		17,771,222	17,771,222
Senior and Sub warrants liabilities		2,491,332	2,491,332
Other warrants	—	3,583,622	3,583,622

Total liabilities	49,326,879	23,560,197	72,887,076

Commitments and contingencies
Stockholders equity:
Preferred stock (Canadian subsidiary)	2		2
Series C Preferred Stock	13,802,837		13,802,837
Series D Preferred Stock	6,750,000	2,515,908	9,265,908
Shares of Common Stock to be issued for D dividends	165,372		165,372
Shares of Common Stock to be issued for interest	41,667		41,667
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	208,006		208,006
Common stock	56		56
Additional paid-in capital	64,733,038	(4,601,259)	60,131,779
Deferred compensation	(874,123)		(874,123)
Accumulated other comprehensive loss	(71,087)		(71,087)
Accumulated deficit	(70,953,016)	(18,958,938)	(89,911,954)

Total stockholders equity	13,802,752	(21,044,289)	(7,241,537)

Total liabilities and stockholders equity	$63,129,631	$2,515,908	$65,645,539

Warp Technology Holdings, Inc.
Restated Statements of Operations
For the three and six months ended December 31, 2005

	As Previously	As Previously	Restatement	Restatement
	Reported	Reported	Adjustment	Adjustment	As Restated	As Restated

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	September 30, 2005

Revenue
Licenses	$1,504,493	$2,819,062			$1,504,493	$2,819,062
Services	3,866,219	5,759,979			3,866,219	5,759,979

Total revenues	5,370,712	8,579,041			5,370,712	8,579,041
Cost of revenue
Cost of license	359,926	522,954			359,926	522,954
Cost of services	804,140	1,098,048			804,140	1,098,048

Total cost of revenues	1,164,066	1,621,002			1,164,066	1,621,002

Gross Profit	4,206,646	6,958,039			4,206,646	6,958,039

Product development	1,560,236	2,516,793			1,560,236	2,516,793
Sales, marketing and business development	2,063,932	3,436,457			2,063,932	3,436,457
General and administrative	3,458,664	5,143,728			3,458,664	5,143,728

Loss before interest	(2,876,186)	(4,138,939)			(2,876,186)	(4,138,939)
Fair value gain on warrants			7,864,700	31,671,485	7,864,700	31,671,485
Interest (expense) income	(2,257,705)	(3,553,807)	54,701	(751,424)	(2,203,004)	(4,305,231)

Income (loss) before income taxes	(5,133,891)	(7,692,746)	7,919,401	30,920,061	2,785,510	23,227,315
Income taxes	(34,325)	(86,488)			(34,325)	(86,488)

Net (loss) income	$(5,168,216)	$(7,779,234)	$7,919,401	$30,920,061	$2,751,185	$23,140,827

Computation of loss applicable to Common Shareholders

Net (loss) income before beneficial conversion and preferred dividends	$(5,168,216)	$(7,779,234)	$7,919,401	$30,920,061	$2,751,185	$23,140,827

Beneficial conversion and Preferred dividends	(373,379)	(593,558)			(373,379)	(593,558)

Net (loss) income attributable to common stockholders	(5,541,595)	(8,372,792)	7,919,401	30,920,061	2,377,806	22,547,269

Basic net (loss) income per share	$(1.53)	$(2.44)			$0.66	$6.58

Diluted net (loss) income per share	$(1.53)	$(2.44)			$0.10	$0.94

Weighted average shares outstanding — basic
	3,624,747	3,425,127			3,624,747	3,425,127

Weighted average shares outstanding — diluted
	3,624,747	3,425,127			26,834,698	24,775,324

Warp Technology Holdings, Inc.
Restated Cash flow
For the six months ended December 31, 2005

	As Previously
	Reported	Restatement Adjustment	As Restated

Operating Activities
Net Loss	$(7,779,234)	$30,920,061	$23,140,827
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259,738		1,259,738
Non cash compensation	273,226		273,226
Non cash interest expense	2,425,544	751,424	3,176,968
Fair value gain on warrants		(31,671,485)	(31,671,485)
Loss on sales of property and equipment	3,270		3,270
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(488,535)		(488,535)
Prepaid expenses and other current assets	(359,403)		(359,403)
Accounts payable and accrued expenses	931,287		931,287
Deferred revenue	3,468,677		3,468,677

Net cash used in operating activities	(265,430)	—	(265,430)

Investing activities
Purchase of property and equipment
Tesseract, Process and Affiliates acquisition,	(53,370)		(53,370)
net of cash acquired of $632,899	(15,867,102)		(15,867,102)
Kenosia acquisition, net of cash acquired of $6,125	(507,145)		(507,145)

Proceeds from sales of property and equipment	1,689		1,689
Net cash used in investing activities	(16,425,928)		(16,425,928)

Financing activities
Repayment of Subordinated notes	(1,500,000)		(1,500,000)
Repayment of Senior notes	(6,825,000)		(6,825,000)
Proceeds from Senior notes, net of issuance cost of $1,426,486	23,573,514		23,573,514
Proceeds from Promissory notes	1,700,000		1,700,000

Net cash provided by financing activities	16,948,514		16,948,514

Effects of exchange rates on cash	39,204		39,204

Net increase in cash and cash equivalents	296,360		296,360
Cash and cash equivalents beginning of period	1,548,013		1,548,013

Cash and cash equivalents end of period	1,844,373		1,844,373

Supplemental disclosure of cash flow information:
Income tax paid	$122,766		$122,766

Interest paid	$822,486		$822,486

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
The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net income (loss)	$2,751,185	$(489,534)	$23,140,827	$(1,642,598)
Preferred stock dividends on convertible stock	373,379	472,057	593,558	2,810,465

Net income (loss) available to common stockholders for basic net income (loss) per common share	$2,377,806	$(961,591)	$22,547,269	$(4,453,063)

Add back preferred stock dividends on convertible stock	373,379	—	593,558	—
Add back interest expense on convertible debt	30,417	—	31,806	—
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$2,781,602	$(961,591)	$23,172,633	$(4,453,063)

Weighted average common shares outstanding for basic net income (loss) per common share	3,624,747	971,115	3,425,127	971,115
Impact of dilutive stock options	372,408	—	318,975	—
Impact of dilutive warrant	2,853,837	—	4,116,211	—
Impact of assumed Convertible Debt conversion	1,126,522	—	585,000	—
Impact of assumed convertible preferred stock conversion	18,857,184	—	16,330,011	—

Total shares for diluted net income (loss) per common share	26,834,698	971,115	24,775,324	971,115

Basic net income (loss) per common share	$0.66	$(0.99)	$6.58	$(4.59)

Diluted net income (loss) per common share	$0.10	$(0.99)	$0.94	$(4.59)

For the six and three months ended December 31, 2005 warrants to purchase 169,576 and 715,030 common shares, respectively, and stock options to purchase 628,453 common shares were not included in the diluted earnings per share computation as the exercise prices were above the average market price. Additionally 1,000,000 stock options were excluded from the diluted earnings per share computation as they are only exercisable if certain contingencies are met.
The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 2,049,170 of common shares as of December 31, 2004, are not included as the inclusion of such would be anti-dilutive.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss), as reported	$2,751,185	$(489,534)	$23,140,827	$(1,642,598)
Add: Stock-based employee compensation expense included in reported net loss	82,070	74,500	129,570	359,000
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,163,880)	(77,480)	(1,336,120)	(370,210)

Net income (loss), pro forma	1,669,375	(492,514)	21,934,277	(1,653,808)
Beneficial conversion and preferred dividends	(373,379)	(472,057)	(593,558)	(2,810,465)

Net income (loss) attributable to common stockholders—Pro forma	$1,295,996	$(964,571)	$21,340,719	$(4,464,273)

Basic net income (loss) per share as reported	$0.66	$(0.99)	$6.58	$(4.59)

Diluted net income (loss) per share, as reported	$0.10	$(0.99)	$0.94	$(4.59)

Basic net income (loss) per share	$0.36	$(0.99)	$6.23	$(4.60)

Diluted net income (loss) per share, pro forma	$0.05	$(0.99)	$0.86	$(4.60)
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
     On December 31, 2005, the Company has rescinded certain warrants (the “Senior Lender Warrants”) previously issued pursuant to that certain Senior Note and Warrant Purchase Agreement (the “Senior Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Senior Noteholders”) identified therein and certain warrants (the “Subordinated Lender Warrants”) issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Subordinated Noteholders”) identified therein. As originally issued, the Senior Lender Warrants were for an aggregate of 2,670,000 shares of Common Stock. Senior Lender Warrants to acquire 1,208,321 shares of Common Stock were rescinded. As originally issued, the Subordinated Lender Warrants were for an aggregate of 2,500,000 shares of Common Stock. Subordinated Lender Warrants to acquire 2,000,000 shares of Common Stock were rescinded. The Company issued an aggregate of 664,577 shares of Common Stock valued at $910,470 to former Senior Noteholders and an aggregate of 1,100,000 shares valued at $1,507,000 to former and existing Subordinated Noteholders in exchange for the rescission of these warrants described above. The fair market value of the remaining senior and subordinated warrants was $2,491,332 as of December 31, 2005. The three and six months ended December 31, 2005 resulted in a fair market value $1,964,600 and $8,428,246.
     The warrants related to Fortress, DCI Master LDC and the Convertible Note were valued at $4,281,327 based on the black-sholes model as of December 31, 2005. The discounts to the debt will be amortized over the term of the agreements. For the three and six months ended December 31, 2005, $840,522 and $873,847 respectively was amortized and charged to interest expense. In addition, all of the warrants related to Fortress, DCI Master LDC and the Convertible Note has a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19. The Company recognized a gain on the fair value of these warrants totalling $697,705 for the period ended December 31, 2005.
     As of December 31, 2005 all of the warrants issued with the Series C Preferred Stock have the right to require the Company to settle the warrants on a net-cash basis and the Company was required to register the common stock underlying the warrants by a certain date As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants was calculated using Black-Scholes pricing model. The Warrant liability amount from the Series C Preferred Stock was revalued as of December 31, 2005 resulting in a fair value gain of $ $22,668,802 in the statement of operations and a corresponding increase on the balance sheet in warrant liability.
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

$12,351,500

     Tesseract Merger Agreement and Amendment
     On October 26, 2005, Warp Technology Holdings, Inc. operating under the name Halo Technology Holdings (the “Company” or “WARP”), completed the transactions contemplated by that certain Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company and TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to Merger Agreement (the “Amendment”) dated October 26, 2005 by and among such parties and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The Amendment provided that the Merger Consideration shall consist of (i) $4,500,000 in cash payable at Closing, (ii) 6,136,363 shares of Series D Preferred Stock of the Company valued at $9,265,908 based on the average market price of the Company’s stock 2 days prior and after the transaction closing date, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. The Amendment provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. If not paid by such date, at the option of the Seller, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of December 31, 2005, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $50,000 for the advisory fee as of December 31, 2005. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the Merger Consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder. The descriptions of the Merger Agreement and Amendment No. 1 to the Merger Agreement are qualified in their entirety by reference to the Merger Agreement, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 16, 2005, and to Amendment No. 1 to the Merger Agreement filed as Exhibit 10.94 of the Current Report on Form 8-K filed on November 1, 2005
     The Company’s management and the Board of directors believes that the purchase of Tesseract that resulted in approximately $12,211,000 of goodwill is justified because of Tesseract’s positions in the marketplace and “Track record of positive cash flow”. The tax deductibility of the acquired goodwill is to be determined.
     The net purchase price for Tesseract was $16,642,408, after certain transaction costs. The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash and cash equivalents	$254,757
Accounts receivable	1,299
Other current assets	333,871
Fixed assets	3,830
Intangibles	4,006,600
Goodwill	14,498,092
Accounts payable and accrued expenses	(1,015,350)
Deferred revenue	(1,422,282)
Other long term liabilities	(18,409)

$16,642,408

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
     This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of Gupta, Kenosia, Tesseract, David, ProfitKey, Foresight, and Process been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended		Six Months Ended December
	December 31,		31,
	2005	2004	2005	2004
Revenue	$7,606,852	$9,581,947	$15,478,083	$19,421,400
Net income (loss)	$2,984,555	$(485,135)	$24,004,316	$(106,269)

Beneficial Conversion and preferred dividends	(373,379)	(472,057)	(593,558)	(2,810,465)

Net income (loss) attributable to common stockholders	2,611,176	(957,192)	23,410,758	(2,916,734)
Basic net income (loss) per share	$0.72	$(0.99)	$6.84	$(3.00)
Diluted net income (loss) per share	$0.10	$(0.99)	$0.94	$(3.00)
Weighted-average number of common shares — basic	3,624,747	971,115	3,425,127	971,115
Weighted-average number of common shares — diluted	26,834,698	971,115	24,775,324	971,115
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
Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues	5,371	100%	107	100%	8,579	100%	265	100%
Cost of revenues	1,164	22%	40	37%	1,621	19%	54	20%
Gross margin	4,206	78%	67	63%	6,958	81%	211	80%
Product development	1,560	29%	36	34%	2,517	29%	113	43%
Sales, marketing and business development	2,064	38%	223	208%	3,436	40%	477	180%
General and administrative	3,459	64%	251	235%	5,144	60%	1,218	460%
Fair value gain on warrants	7,865	146%	—	—	31,671	369%	—	—
Interest expense	2,203	41%	46	43%	4,305	50%	46	17%

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
Cost of Revenue
     Total cost of revenue increased by $1,124,000 to $1,164,000 for the three months ended December 31, 2005 from $40,000 for the three months ended December 31, 2004. Total cost of revenue increased by $1.5 million to $1.6 million for the six months ended December 31, 2005 from $54,000 for the six months ended December 31, 2004. The total cost of revenue increase of $1,124,000 for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta,$270,000, Kenosia, $107,000, Tesseract, $179,000, and Process and Affiliates, $403,000. The total cost of revenue increase of $1.5 million for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta,$525,000, Kenosia, $164,000, Tesseract, $179,000, and Process and Affiliates, $403,000.
     The principal components of cost of license fees are manufacturing costs, shipping costs, and royalties paid to third-party software vendors. Cost of license revenue increased by $115,000 to $155,000 for the three months ended December 31, 2005 from $40,000 for the three months ended December 31, 2004. Cost of license revenue increased by $147,000 to $201,000 for the six months ended December 31, 2005 from $54,000 for the six months ended December 31, 2004. The total cost of license fees increase of $155,000 for the three months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $47,000, Kenosia, $8,000, and Process and Affiliates, $100,000. The total cost of license fees increase of $200,000 for the six months ended December 31, 2005 was primarily due to the acquisitions of Gupta, $92,000, Kenosia, $8,000, and Process and Affiliates, $100,000.
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
     Gross profit margins were 78% for the three months ended December 31, 2005, compared to 63% for the three months ended December 31, 2004. Gross profit margins increased to 81% for the six months ended December 31, 2005, compared to 80% for the six months ended December 31, 2004. The gross margin increase was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries during 2005.
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
General and Administrative
     General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense. General and administrative expenses increased by approximately $3.2 million to $3.5 million for the three months ended December 31, 2005 from $251,000 for the three months ended December 31, 2004. General and administrative expenses increased by approximately $3.9 million to $5.1 million for the six months ended December 31, 2005 from $1.2 million for the six months ended December 31, 2004. The increase is attributable to increased headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions and securities laws and tax compliance. For the three months ended December 31, 2005, general and administrative expenses increased by $3.2 million was due primarily to the acquisitions of Gupta, $1.1 million, Kenosia, $.2 million Tesseract, $.5 million and Process and Affiliates, $1 million. For the six months ended December 31, 2005, general and administrative expenses increased by $3.9 million was directly attributable to the acquisitions of Gupta, $2.1 million, Kenosia, $.3 million Tesseract, $.5 million and Process and Affiliates, $1 million.

Fair Value on Warrants
     Fair value gain on warrants was approximately $7,865,000 and $31,671,000 for the three and six months ended December 31, 2005. The gain relates to the change in the fair value of the warrants relating to the Series C preferred stock, Senior Note, Subordinated debt, Fortress, DCI Master LDC and the Convertible Note, based on the black sholes pricing model.
Interest Expense
     Interest expense increased to $2.2 million for the three months ended December 31, 2005 from $46,000 for the three months ended December 31, 2004. Interest expense increased to $4.3 million for the six months ended December 31, 2005 from $46,000 for the six months ended December 31, 2004. The increase was primarily due to the following: accretion of fair values of warrants issued in connection with the Company’s debt, amortization of deferred financing costs (such as legal fees, due diligence fees, etc), and cash interest. The accretion of the fair values of the warrants accounted for approximately $1.1 million and $2.5 million for the three and six months ended December 31, 2005, respectively. The amortization of the deferred financing costs accounted for $.1 million and $.4 million for the three and six months ended December 31, 2005, respectively. And, the cash interest and the conversion of interest into common stock accounted for $1.0 million and $1.3 million for the three and six months ended December 31, 2005, respectively.
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