Form 10QSB/A
period 2006-03-31
Halo Technology Holdings, Inc.
filed 2006-10-11
CIK 1125052

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

EXPLANATORY NOTE
      This Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006 (the “Original Filing”). We are filing this amendment to reflect the restatement of our consolidated financial statements and other financial information contained in the Original Filing. The reasons for this restatement are presented in Note 1 to our consolidated financial statements. We have also amended “Note 2. Summary of Significant Accounting Policies,” “Note 3. Stockholders’ Equity,” and “Note 8. Unaudited Pro Forma Financial Information” to our consolidated financial statements in connection with the restatement.
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
PART I
FINANCIAL INFORMATION
Forward-Looking Information
     Certain statements in this Form 10-QSB/A of Halo Technology Holdings, Inc. (the “Company”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the SEC as well as the risks and uncertainties discussed in the Company’s Annual Report on Form 10-KSB/A filed with the SEC on October 11, 2006.
ITEM 1. Financial Statements.

Halo Technology Holdings, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)
	As Restated (Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,749,926	$1,548,013
Marketable securities	33,800	—
Accounts receivable, net of allowance for doubtful accounts of $176,260 and $30,845 respectively	3,993,731	2,024,699
Due from Platinum Equity, LLC	465,000	—
Prepaid expenses and other current assets	873,006	409,496

Total current assets	7,115,463	3,982,208
Property and equipment, net	288,335	223,025
Deferred financing costs, net	1,653,701	476,876
Intangible assets, net of accumulated amortization of $2,759,621 and $756,064 respectively	24,302,862	15,678,736
Goodwill	34,033,604	7,055,264
Investment and other assets	168,179	884,379

Total assets	$67,562,144	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Current portion of senior notes payable	$500,063	$—
Note payable to Platinum Equity, LLC	1,750,000	—
Notes payable	3,346,870	—
Accounts payable	1,929,685	872,433
Accrued expenses	6,091,890	3,752,731
Deferred revenue	14,085,877	3,392,896
Due to ISIS	1,243,712	1,293,534

Total current liabilities	28,948,097	9,311,594
Subordinate notes payable	1,458,333	2,317,710
Senior notes payable	21,481,806	6,446,750
Other long term liabilities	42,499	43,275
Series C warrants liabilities	15,392,397	—
Senior and Sub warrants liabilities	2,138,230	—
Other warrants liabilities	3,133,874	—

Total liabilities	72,595,236	18,119,329
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 13,362,688 and 14,193,095 issued and outstanding (Liquidation value — $13,362,688 and $14,193,095) respectively	13,362,688	14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	412,399	212,897
Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	10,356,817	—
Shares of Common Stock to be issued for accrued interest on subordinated debt	104,167	—
Common stock: $.00001 par value; 150,000,000 shares authorized, 8,141,962 and 3,110,800 shares issued and outstanding respectively	81	31
Additional paid-in-capital	62,947,637	59,431,331
Deferred compensation	—	(970,711)
Accumulated other comprehensive loss	(48,072)	(105,262)
Accumulated deficit	(92,168,811)	(62,580,224)

Total stockholders’ equity	(5,033,092	10,181,159

Total liabilities and stockholders’ equity	$67,562,144	$28,300,488

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	As Restated (Note 1)	As Restated (Note 1)	As Restated (Note 1)	As Restated (Note 1)
Revenue
Licenses	$1,737,325	$1,610,615	$4,556,387	$1,822,231
Services	6,470,217	730,427	12,230,196	783,331

Total revenues	8,207,542	2,341,042	16,786,583	2,605,562

Cost of revenue
Cost of licenses	402,848	148,384	925,872	258,809
Cost of services	1,364,526	154,277	2,462,574	154,277

Total cost of revenues	1,767,374	302,661	3,388,446	413,086

Gross Profit	6,440,168	2,038,381	13,398,137	2,192,476
Product development	1,777,543	616,652	4,294,336	729,375
Sales, marketing and business development	1,967,044	1,322,358	5,403,501	1,798,933
General and administrative (including non-cash compensation three months - 2006-$403,600; 2005-$890,206; nine months - 2006-$676,823; 2005-$1,432,948)	4,485,547	1,888,664	9,629,205	3,050,380
Late filing penalty	—	1,033,500	—	1,033,500

Loss before interest	(1,789,966)	(2,822,793)	(5,928,905)	(4,419,712)
Fair value gain (loss) on warrants	3,181,676	(18,865,264)	34,853,160	(18,865,264)
Interest expense	(3,087,665)	(4,001,754)	(7,392,896)	(4,047,433)

Income (loss) before income taxes	(1,695,956)	(25,689,811)	21,531,359	(27,332,409)
Income taxes	85,298	50,000	171,786	50,000

Net income (loss)	$(1,781,254)	$(25,739,811)	$21,359,573	$(27,382,409)

Computation of income (loss) applicable to common shareholders
Net income (loss) before beneficial conversion and preferred dividends	$(1,781,254)	$(25,739,811)	$21,359,573	$(27,382,409)
Beneficial conversion and preferred dividends	(475,604)	(15,680,325)	(1,069,162)	(18,490,789)

Income (loss) attributable to common stockholders	$(2,256,858)	$(41,420,136)	$20,290,411	$(45,873,198)

Basic net income (loss) per share attributable to common stockholders	$(0.32)	$(17.38)	$4.38	$(32.04)

Diluted net income (loss) per share attributable to common stockholders	$(0.32)	$(17.38)	$0.77	$(32.04)

Weighted-average number common shares — basic	7,147,300	2,383,662	4,637,578	1,431,615

Weighted-average number common shares — diluted	7,147,300	2,383,662	27,860,277	1,431,615

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
	As Restated (Note 1)	As Restated (Note 1)
Operating Activities
Net income (loss)	$21,359,573	$(27,382,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,104,211	464,714
Provision for doubtful accounts	54,464	—
Non cash compensation	676,823	1,432,948
Non cash interest expense	5,123,000	3,233,076
Fair value (gain) loss on warrants	(34,853,160)	18,865,264
Loss on disposal of property and equipment	3,270	—
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	316,904	149,510
Prepaid expenses and other current assets	(295,514)	25,865
Accounts payable and accrued expenses	(70,594)	413,583
Deferred revenue	6,247,359	831,937
Deferred product cost	—	14,028

Net cash provided by (used in) operating activities	666,336	(1,951,484)

Investing activities
Purchase of property and equipment	(88,974)	(24,010)
Purchase of marketable securities	(40,577)	—
Gupta acquisition, net of cash acquired $742,915	—	(15,007,085)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,898	(16,048,141)	—
ECI acquisition, net of cash acquired of $20,871	(557,700)	—
Kenosia acquisition, net of cash acquired of $6,125	(507,145)	—
Cash proceeds from Empagio, Inc. seller	36,224	—
Proceeds from sales of property and equipment	1,689	—

Net cash used in investing activities	(17,204,624)	(15,031,095)

Financing activities
Deferred financing cost in connection with senior notes	(1,726,486)	—
Repayment of subordinated notes	(1,500,000)	—
Repayment of senior notes	(6,825,000)	—
Repayment of Promissory notes	(550,000)	—
Repayment of Bristol Technology, Inc. note	(500,000)	—
Repayment of Platinum Equity, LLC note	(1,000,000)	—
Proceeds from subordinated notes	—	2,500,000
Proceeds from senior notes	25,000,000	6,075,000
Proceeds from Promissory notes	3,775,000	—
Proceeds from issuance of preferred and common stock, net of issuance costs	—	9,371,500

Net cash provided by financing activities	16,673,514	17,946,500

Effects of exchange rates on cash	66,687	1,109

Net increase in cash and cash equivalents	201,913	965,030
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$1,749,926	$1,080,521

Supplemental disclosure of cash flow information:
Income tax paid	$145,008	$—
Interest paid	$1,458,993	$—

Supplemental schedule of non-cash investing and financing activities:
     For the nine months ended March 31, 2006, the Company recorded $1,069,162 in connection with convertible preferred dividends.
     In connection with the acquisition of Tesseract Corporation, the Company gave to Platinum Equity, LLC a Promissory Note and a working capital adjustment for $2,750,000, of which $1,000,000 was paid on March 31, 2006. The Company also issued Series D Preferred Stock of $9,266,000 for this acquisition. Transaction costs of $297,000 were accrued for the acquisitions of Tesseract, Process and Affiliates at March 31, 2006 (see Note 5).
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

     On July 6, 2005, the Company acquired the stock of Kenosia (see Note 4). The following table summarizes the purchase transaction:

Purchase price:
Cash	$1,247,175
Transaction costs	67,845
Note Payable	500,000

Total purchase price	1,815,020
Fair Value of:
Assets acquired	(1,611,793)
Liabilities assumed	386,025

Goodwill	$589,252
     On October 26, 2005, the Company acquired Tesseract Corporation (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Cash	$3,500,000
Advances to Platinum made prior to September 30, 2005	1,000,000
Promissory Note and Working Capital Adjustment	2,750,000
Series D Preferred Stock	9,265,908
Transaction costs	126,500

Total purchase price	16,642,408
Fair Value of:
Assets acquired	(4,600,357)
Liabilities assumed	2,456,041

Goodwill	$14,498,092
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
Restatement
The March 31, 2006 and June 30, 2005 financial statements have been restated to correct the following:
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
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrant liability amount from the Series C Preferred Stock was revalued as of June 30, 2005 and March 31, 2006 resulted in a fair value loss of $ 26,446,936 and a fair value gain of $25,047,627 respectively in the statement of operations and a corresponding increase/decrease on the balance sheet in the warrant liability, respectively.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrants related to the senior and Subordinated Debt as a liability in the amount of $9,325,000 as of June 30, 2005.
• The Senior and Subordinated Debt discount has been amortized by $3,874,375 and $924,000 with a corresponding adjustment to interest expense for the year ended June 30, 2005 and the nine months ended March 31, 2006, respectively.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the senior and subordinated debt was revalued as of June 30, 2005 and March 31, 2006, resulting in a loss on fair value of $5,564,000 and a gain in fair value of $8,676,802, respectively, in the statement of operations and a corresponding increase, decrease on the balance sheet on the warrant liability, respectively.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the financial statements have been restated to reflect the warrants related to Fortress, DCI and Convertible note as a liability in the amount of $4,281,327 as of March 31, 2006.
• In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability from the Fortress, DCI and Convertible note was revalued as of June 30, 2005, resulting in a fair value gain of $1,147,452 in the statement of operations and a corresponding increase on the balance sheet on the warrant liability.
In connection with the acquisition of Tesseract the Company issued Series D Preferred Stock and in accordance with EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” we have increase the value of the Series D Preferred Stock by $2,515,908 and increased goodwill by the same amount based on the average price of the stock two days before and after the transaction.
Halo Technology Holdings, Inc.
Restated Income Statements
For the three and nine months ended March 31, 2006

	9 Months Ended	3 Months Ended	9 Months	3 Months	9 Months Ended	3 Months Ended
	3/31/2006	3/31/2006			3/31/2006	3/31/2006
			Restatement	Restatement
	As previously	As previously	Adjustment	Adjustment March	Adjusted	Adjusted
	reported	reported	March 31, 2006	31, 2006	Financials	Financials
Revenue
Licenses	$4,556,387	$1,737,325			$4,556,387	$1,737,325
Services	12,230,196	6,470,217			12,230,196	6,470,217

Total revenues	16,786,583	8,207,542			16,786,583	8,207,542

Cost of revenue
Cost of license	925,872	402,918			925,872	402,918
Cost of services	2,462,574	1,364,526			2,462,574	1,364,526

Total cost of revenues	3,388,446	1,767,444			3,388,446	1,767,444

Gross Profit	13,398,137	6,440,098			13,398,137	6,440,098

Product development	4,294,336	1,777,543			4,294,336	1,777,543
Sales, marketing and business development	5,403,501	1,967,044			5,403,501	1,967,044
General and administrative	9,629,205	4,485,477			9,629,205	4,485,477
Late Filing Penalty		—			—	—
Intangible impairment		—			—	—
Goodwill impairment		—			—	—

Loss before interest and fair value gain on warrants	(5,928,905)	(1,789,966)			(5,928,905)	(1,789,966)
Fair value gain on warrants			34,853,159	4,034,676	34,853,159	4,034,676
Interest (expense) income	(6,592,164)	(3,038,357)	(800,732)	(902,308)	(7,392,896)	(3,940,665)

Loss before income taxes	(12,521,069)	(4,828,323)	34,052,427	3,132,368	21,531,358	(1,695,956)
Income taxes	(171,786)	(85,298)			(171,786)	(85,298)

Net Loss	$(12,692,855)	$(4,913,621)	$34,052,427	$3,132,368	$21,359,572	$(1,781,254)

Computation of loss applicable to Common Shareholders

Net loss before beneficial conversion -Preferred dividends	$(12,692,855)	$(4,913,621)	$34,052,427	$3,132,368	$21,359,572	$(1,781,254)

Beneficial conversion and Preferred dividends	(1,069,162)	(475,604)			(1,069,162)	(475,604)

Loss attributable to common stockholders	$(13,762,017)	$(5,389,225)	$34,052,427	$3,132,368	$20,290,410	$(2,256,858)

Basic net income per share	$(2.97)	$(0.75)			$4.38	$(0.32)

Diluted net income per share	$(2.97)	$(0.75)			$0.77	N/A

Weighted average shares outstanding — basic	4,637,578	7,147,300			4,637,578	7,147,300

Weighted average shares outstanding — diluted	4,637,578	7,147,300			27,860,277	N/A

Halo Technology Holdings, Inc.
Restated Balance Sheets
For the nine months ended March 31, 2006

	As previously	Restatement
	reported March	Adjustment	As Restated
	31, 2006	March 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,749,926		$1,749,926
Marketable Securities	33,800		33,800
Accounts receivable, net of allowance	3,993,731		3,993,731
Due from Platinum Equity	465,000		465,000
Prepaid expenses and other current assets	873,006		873,006

Total current assets	7,115,463		7,115,463

Property and equipment, net	288,335		288,335
Deferred financing costs, net	1,653,701		1,653,701
Intangible assets, net of accumulated amortization of $756,064 and $277,083	24,302,862		24,302,862
Goodwill	31,517,696	2,515,908	34,033,604
Investment and other assets	168,179		168,179

Total assets	$65,046,236	$2,515,908	$67,562,144

Liabilities and stockholders equity
Current liabilities:
Current portion of senior notes payable	$500,063		$500,063
Note payable to Platinum	1,750,000		1,750,000
Notes payable	3,346,870		3,346,870
Accounts payable	1,929,685		1,929,685
Accrued expenses	6,091,890		6,091,890
Deferred revenue	14,085,877		14,085,877
Due to ISIS	1,243,712		1,243,712

Total current liabilities	28,948,097		28,948,097
Subordinate note	1,695,004	(236,671)	1,458,333
Senior note	21,481,806		21,481,806
Other long term liabilities	42,499		42,499
Series C warrants liabilities	—	15,392,397	15,392,397
Senior and Sub warrants liabilities	—	2,138,230	2,138,230
Other warrants	—	3,133,875	3,133,875

Total liabilities	52,167,406	20,427,831	72,595,237

Commitments and contingencies
Stockholders equity:
Preferred stock (Canadian subsidiary)	2		2
Cumulative convertible preferred stock, Series B; $.00001 par value; (2,915 shares issued and outstanding with liquidation value of $2,915,100 at June 30, 2004)
Shares to be issued, cumulative, convertible Preferred stock of Series B (393 shares June 30, 2004)
Series C Preferred Stock: $.00001 par value;	13,362,688		13,362,688
Series D Preferred Stock	7,840,909	2,515,908	10,356,817
Shares to be issued for accrued interest on sub note	104,167		104,167
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	412,399		412,399
Common stock, $.00001 par value; 150,000,000 shares authorized, 3,110,800 and 971,115 shares issued and outstanding, respectively	81		81
Additional paid-in capital	67,548,896	(4,601,259)	62,947,637
Deferred compensation	0		0
Accumulated other comprehensive loss	(48,072)		(48,072)
Accumulated deficit	(76,342,240)	(15,826,572)	(92,168,812)

Total stockholders equity	12,878,830	(17,911,923)	(5,033,093)

Total liabilities and stockholders equity	$65,046,236	2,515,908	$67,562,144

Halo Technology Holdings, Inc.
Restated Cash Flow Statements
For the nine months ended March 31, 2006

	As previously	Restatement
	reported March 31,	Adjustment	As Restated
	2006	March 31, 2006	March 31, 2006

Net Loss	$(12,692,855)	$34,052,427	$21,359,572
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,104,211		2,104,211
Provision for doubtful accounts	54,464		54,464
Non cash compensation	676,823		676,823
Non cash interest expense	4,322,268	800,732	5,123,000
Fair value gain on warrants	—	(34,853,159)	(34,853,159)
Loss on disposal of property and equipment	3,270		3,270
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	316,904		316,904
Prepaid expenses and other current assets	(295,514)		(295,514)
Accounts payable and accrued expenses	(70,594)		(70,594)
Deferred revenue	6,247,359		6,247,359

Net cash provided by (used in) operating activities	666,336		666,336

Investing activities
Purchase of property and equipment	(88,974)		(88,974)
Purchase of marketable securities	(40,577)		(40,577)
Gupta acquisition, net of cash acquired $742,915
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,898	(16,048,141)		(16,048,141)
ECI acquisition, net of cash acquired of $20,871	(557,700)		(557,700)
Kenosia acquisition, net of cash acquired of $6,125	(507,145)		(507,145)
Cash proceeds from Empagio, Inc. seller	36,224		36,224
Proceeds from sales of property and equipment	1,689		1,689

Net cash used in investing activities	(17,204,624)		(17,204,624)

Financing activities
Deferred financing cost in connection with senior notes	(1,726,486)		(1,726,486)
Repayment of subordinated notes	(1,500,000)		(1,500,000)
Repayment of senior notes	(6,825,000)		(6,825,000)
Repayment of Promissory notes	(550,000)		(550,000)
Repayment of Bristol Technology, Inc. note	(500,000)		(500,000)
Repayment of Platinum Equity, LLC note	(1,000,000)		(1,000,000)
Proceeds from senior notes	25,000,000		25,000,000
Proceeds from Promissory notes	3,775,000		3,775,000

Net cash provided by financing activities	16,673,514		16,673,514

Effects of exchange rates on cash	66,687		66,687

Net increase in cash and cash equivalents	201,913		201,913
Cash and cash equivalents beginning of period	1,548,013		1,548,013

Cash and cash equivalents end of period	$1,749,926		$1,749,926

Supplemental disclosure of cash flow information:
Income tax paid	$145,008		$145,008

Interest paid	$1,458,993		$1,458,993

EPS

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
Income (Loss) Per Share
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
The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended March 31,	ended March 31,	ended March 31,	ended March 31,
	2006	2005	2006	2005
Net income (loss)	$(1,781,255)	$(25,739,811)	$21,359,572	$(27,382,409)
Preferred stock dividends on convertible stock	475,604	15,680,325	1,069,162	18,490,789

Net income (loss) available to common stockholders for basic net income (loss) per common share	$(2,256,859)	$(41,420,136)	$20,290,410	$(45,873,198)

Add back preferred stock dividends on convertible stock	—	—	1,069,162	—
Add back interest expense on convertible debt	—	—	107,375	—
Net income (loss) available to common stockholders for diluted net income (loss) per common share	$(2,256,859)	$(41,420,136)	$21,466,947	$(45,873,198)

Weighted average common shares outstanding for basic net income (loss) per common share	7,147,300	2,383,662	4,637,578	1,431,615
Impact of dilutive stock options	—	—	499,264	—
Impact of dilutive warrant	—	—	4,331,657	—
Impact of assumed convertible debt conversion	—	—	1,017,810	—
Impact of assumed convertible preferred stock conversion	—	—	17,373,968	—

Total shares for diluted net income (loss) per common share	7,147,300	2,383,662	27,860,277	1,431,615

Basic net income (loss) per common share	$(0.32)	$(17.38)	$4.38	$(32.04)

Diluted net income (loss) per common share	$(0.32)	$(17.38)	$0.77	$(32.04)

For the nine months ended March 31, 2006 warrants to purchase 169,576 common shares and stock options to purchase 38,800 common shares, were not included in the diluted earnings per share computation as the exercise prices were above the average market price. Additionally, 1,376,828 stock options to purchase common stock were excluded from the diluted earnings per share computation as they are only exercisable if certain contingencies are met. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 46,953,305 for the three months ended March 31, 2006 are not included as the inclusion of such would be anti-dilutive for all periods presented.
The dilutive effect of preferred stock warrants and options convertible into an aggregate of approximately 32,597,965 of common shares as of March 31, 2005, are not included as the inclusion of such would be anti-dilutive for the three month and nine months ended March 31, 2005.

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
     Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS 123(R), the Company’s net loss and loss per share would have been increased to the pro forma amounts as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss), as reported	$(1,781,254)	$(25,739,811)	$21,359,573	$(27,382,409)
Add: Stock-based employee compensation expense included in reported net loss	331,772	47,500	461,342	406,500
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(331,772)	(49,400)	(1,667,892)	(419,610)

Net income (loss), pro forma	(1,781,254)	(25,741,711)	20,153,023	(45,886,308)
Beneficial conversion and preferred dividends	(475,604)	(15,680,325)	(1,069,162)	(18,490,789)

Net income (loss) attributable to common stockholders—Pro forma	$(2,256,858)	$(41,422,036)	$19,083,861	$(45,886,308)

Basic net income (loss) per share, as reported	$(0.32)	$(17.38)	$4.38	$(32.04)
Diluted net income (loss) per share, as reported	$(0.32)	$(17.38)	$0.77	$(32.04)

Basic net income (loss) per share, pro forma	$(0.32)	$(17.38)	$4.12	$(32.05)
Diluted net income (loss) per share, Pro forma	$(0.32)	$(17.38)	$0.68	$(32.05)
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
     On December 31, 2005, the Company has rescinded certain warrants (the “Senior Lender Warrants”) previously issued pursuant to that certain Senior Note and Warrant Purchase Agreement (the “Senior Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Senior Noteholders”) identified therein and certain warrants (the “Subordinated Lender Warrants”) issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Subordinated Noteholders”) identified therein. As originally issued, the Senior Lender Warrants were for an aggregate of 2,670,000 shares of Common Stock. Senior Lender Warrants to acquire 1,208,321 shares of Common Stock were rescinded. As originally issued, the Subordinated Lender Warrants were for an aggregate of 2,500,000 shares of Common Stock. Subordinated Lender Warrants to acquire 2,000,000 shares of Common Stock were rescinded. The Company issued an aggregate of 664,577 shares of Common Stock valued at $910,470 to former Senior Noteholders and an aggregate of 1,100,000 shares valued at $1,507,000 to former and existing Subordinated Noteholders in exchange for the rescission of these warrants described above. The fair market value of the remaining senior and subordinated warrants was $2,138,230 as of March 31, 2006. The three and nine months ended March 31, 2006 resulted in a fair market value gain of $353,000 and $8,676,000, respectively.
The warrants related to Fortress, DCI Master LDC, and the Convertible Note were valued at $4,281,327 based on the Black-Scholes model as of March 31, 2006. The discounts to the debt will be amortized over the term of the agreements. For the three and nine months ended March 31, 2006, $304,788 and $1,139,928, respectively, were amortized and charged to interest expense. In addition, all of the warrants related to Fortress, DCI Master LDC and the Convertible Note has a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19. The Company recognized a gain on the fair value of these warrants totalling $1,147,452 for the period ended March 31, 2006.
As of March 31, 2006 all of the warrants issued with the Series C Preferred Stock have the right to require the Company to settle the warrants on a net-cash basis and the Company was required to register the common stock underlying the warrants by a certain date as the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the rights of the warrant holders to settle in cash potentially in preference to other shareholders receiving other forms of consideration, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the warrants was calculated using Black-Scholes pricing model. The Warrant liability amount from the Series C Preferred Stock was revalued at $15,392,397 as of March 31, 2006. A fair value gain of $2,378,825 and $25,047,627, respectively for the three and nine months ended March 31, 2006 in the statement of operations and a corresponding decrease on the balance sheet in the warrant liability.
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

$12,351,500

Tesseract Merger Agreement and Amendment
     On October 26, 2005, the Company completed the transactions contemplated by that certain Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company and TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to Merger Agreement (the “Amendment”) dated October 26, 2005 by and among such parties and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The Amendment provided that the Merger Consideration shall consist of (i) $4,500,000 in cash payable at Closing, (ii) (6,136,363) shares of Series D Preferred Stock of the Company valued at $9,265,908 based on the average market price of the Company’s stock 2 days prior and after the transaction closing date, and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. The Amendment provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. If not paid by such date, at the option of the Seller, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of March 31, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company has accrued $200,000 for the advisory fee as of March 31, 2006. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as collateral for the Promissory Note. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder.

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
     The Company’s management and the Board of directors believes that the purchase of Tesseract that resulted in approximately $14,498,000 of goodwill is justified because of Tesseract position in the marketplace and its record of positive cash flow. The tax deductibility of the acquired goodwill is to be determined.
     The net purchase price for Tesseract was $16,642,408 after certain transaction costs. The preliminary purchase price allocation, which is subject to adjustment, is as follows:

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
     This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of Gupta, Kenosia, Tesseract, David, ProfitKey, Foresight, Process. Empagio and ECI been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Revenues	$8,718,184	$11,030,586	$27,698,275	$35,901,761
Net income (loss)	(1,888,249)	(24,869,843)	23,033,654	(25,416,873)

Beneficial Conversion and preferred dividends	(475,604)	(15,680,325)	(1,069,162)	(18,490,789)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Income (loss) attributable to common stockholders	(2,363,853)	(40,550,168)	21,964,492	(43,907,662)
Basic net income (loss) per share	$(0.31)	$(9.76)	$3.68	$(13.72)
Diluted net income (loss) per share	$(0.31)	$(9.76)	$(0.75)	$(13.72)
Weighted-average number common shares — basic	7,555,879	4,152,805	5,961,445	3,200,758
Weighted-average number of common shares — diluted	7,555,879	4,152,805	29,184,144	3,200,758

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

Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues	8,208	100%	2,341	100%	16,787	100%	2,606	100%
Cost of revenues	1,767	22%	303	13%	3,388	20%	413	16%
Gross margin	6,441	78%	2,038	87%	13,399	80%	2,193	84%
Product development	1,778	22%	617	26%	4,294	26%	729	28%
Sales, marketing and business development	1,967	24%	1,322	56%	5,404	32%	1,799	69%
General and administrative	4,486	55%	1,889	81%	9,629	57%	3,050	117%
Late filing penalty	—	0%	1,034	44%	—	0%	1,034	40%
Fair value gain (loss) on warrants	3,182	49%	(18,865)	(806)%	34,854	207%	(18,865)	724%
Interest expense	3,088	48%	4,002	171%	7,393	44%	4,047	155%
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
Fair Value Gain on Warrants
     Certain warrants the Company issued as part of its financing activities have features that require them to be treated as a derivative in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Owned Stock.” In addition to recognizing the value of the warrants by discounting the related debt and accreting the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The fair values of these warrants are determined based on the Black-Scholes model, Changes in fair values are charged to the Statements of Operations. Generally, if the Company's stock price increase, the fair value of the warrants increases, causing the liability to increase and resulting in loss, and vice versa.
     Fair value gain (loss) on warrants revaluation was approximately $3,182,000 and $(18,865,264) for the three months ended March 31, 2006 and March 31, 2005, respectively. Fair value gain (loss) to warrants revaluation was approximately $34,854,000 and $(18,865,264) For the nine months ended March 31, 2006 arid March 31,2005, respectively. The gains in fiscal 2006 were results of the stock price decrease. The losses in fiscal 2005 were mainly results of the original warrants value issued lower than the fair market value. At the period end, the Company recorded a loss to revalue to the fair market value. These gains (losses) relate to the change in the fair value of the warrants relating to the Series C Preferred Stock, Senior Notes, Subordinated Notes, Fortress, DCI Master LDC and the Convertible Notes, based on the Black-Scholes pricing model.
Interest Expense
      Interest expense decreased by $914,000 to $3,088,000 million for the three months ended March 31, 2006 from $4,002,000 million for the three months ended March 31, 2005. The decrease was primarily due to the decrease in accretion of the fair values of the warrants of $1,866,000 and the decrease in the amortization of the deferred financing costs of $941,000. The decrease was partially offset by Series D Preferred Stock paid as penalty of $1,091,000 (see Note 5) and cash interest and the conversion of interest into common stock of $823,000. There were also insignificant changes in miscellaneous categories.
      Interest expense increased by $3.3 million to $7.4 million for the nine months ended March 31, 2006 from $4 million for the nine months ended March 31, 2005. The increase was primarily due to Series D Preferred Stock paid as penalty of $1,091,000 (see Note 5), accretion of warrants of $732,000, and cash interest and the conversion of interest into common stock of $2.1 million. The increase was partially offset by the decrease in the amortization of the deferred financing costs of $567,000. There were also insignificant changes in miscellaneous categories.

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
CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-QSB/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result,” or words or phrases with similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although we believe to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things: general economic and business conditions, including exchange rate fluctuations; our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions that we consummate; our ability to maintain effective internal control over financial reporting; our ability to attract and retain personnel, including key personnel; our success in developing and introducing new services and products; and, competition in the software industry, as it relates to both our existing and potential new customers. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us.
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

Rodney A. Bienvenu, Jr.,
Chief Executive Officer & Chairman
(as Registrant’s Principal Executive Officer and duly
authorized officer)

October 11 , 2006	By:	/s/ Mark Finkel
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