Form 10KSB
period 2006-06-30
Halo Technology Holdings, Inc.
filed 2006-10-13
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
For The Fiscal Year Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For The Transition Period From            To
Commission File Number: 000-33197

HALO TECHNOLOGY HOLDINGS, INC.
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0467845 (I.R.S. Employer Identification No.)

200 Railroad Avenue, 3rd Floor, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)
(203) 422-2950
(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, Par Value $0.00001 Per Share
(Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Issuer’s revenues for its most recent fiscal year, ended June 30, 2006, were $25,208,995.
     The aggregate market value of the common voting stock held by non-affiliates of the registrant as of October 12, 2006 was $11,860,465 based on the closing bid price of $.62 per share as reported on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) operated by the National Association of Securities Dealers, Inc.
     The number of shares outstanding of the registrant’s common stock, $0.00001 par value, as of October 12, 2006, was 30,160,378.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 1, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III, Items 9 through 12 and 14, of this annual report on Form 10-KSB. The 2006 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” as part of this annual report on Form 10-KSB.
     Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Forward-Looking Information
     Certain statements in this Annual Report on Form 10-KSB of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the SEC, as well as the risks and uncertainties discussed in this Annual Report on Form 10-KSB.
Historical Background
     Halo Technology Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on June 26, 2000 under the name Abbott Mines, Ltd. to engage in the acquisition and exploration of mining properties. The Company obtained an interest in one mining property with mining claims on land located near Vancouver in British Columbia, Canada. To finance its exploration activities, the Company completed a public offering of its common stock, par value $.00001 per share, on March 14, 2001 and listed its common stock on the OTC Bulletin Board on July 3, 2001. The Company conducted its exploration program on the mining property and the results did not warrant further mining activity. Halo then attempted to locate other properties for exploration but was unable to do so.
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

     In February, 2006, Halo’s board of directors approved resolutions to change the Company’s name from Warp Technology Holdings, Inc. to Halo Technology Holdings, Inc. by amending our Articles of Incorporation. We received the consent of holders of a majority of the outstanding votes entitled to be cast approving the amendment. Accordingly, effective April 2, 2006, our name changed to Halo Technology Holdings, Inc.
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
     On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Unify Corporation whereby the Company agreed to sell Gupta to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) 5,000,000 shares of Unify common stock, (iv) warrants to acquire 750,000 shares of Unify stock, (v) $5,000,000 in cash, of which Halo has received $500,000 as a deposit (the “Deposit”), and (vi) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Unify Purchase Agreement, the “Working Capital Adjustment”). The sale of Gupta is expected to close in the second quarter of fiscal 2007.
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
Acquisition of Five Enterprise Software Companies
     On October 26, 2005, Halo completed the acquisition of Tesseract and four other companies; DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc. (collectively “Process and Affiliates”). These transactions were related party transactions.
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
     Foresight Software, Inc., a client/server Enterprise Resource Planning and Customer Relationship Management software company, was acquired as part of the acquisition of these five enterprise software companies. Foresight Software, Inc. was sold to a third-party on May 23, 2006 and is no longer a subsidiary of Halo.
     The purchase price for the acquisition of DAVID Corporation, Process Software, ProfitKey International, and Foresight Software was an aggregate of $12,000,000, which Halo paid in cash. Under the merger agreement for the acquisition of Tesseract (the “Tesseract Merger Agreement”), the merger consideration consisted of (i) $4,500,000 in cash which was paid at closing, (ii) 7,045,454 shares of Series D Preferred Stock of Halo, and (iii) $1,750,000 originally due no later than March 31, 2006 and evidenced by a promissory note to Platinum Equity, LLC (the “Platinum Note”). Additionally, Halo was required to pay a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum Equity, LLC (“Platinum”), the seller of Tesseract, has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of June 30, 2006, Halo has accrued and expensed approximately $350,000 for such fees.
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent (the “Amendment and Consent”) to the Platinum Note. Pursuant to the Amendment and Consent, the maturity of the Platinum Note was modified such that the aggregate principal amount of the Platinum Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest shall be paid on the earliest of (w) the second business day following the closing of the acquisition of Unify by the Company, (x) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (y) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment and Consent or (z) July 31, 2006. In accordance with the Amendment and Consent, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Platinum Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum as part of the consideration under the Tesseract Merger Agreement. These shares would have been canceled if the Platinum Note had been paid in full by that date. Subsequently, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements.
     The Tesseract Merger Agreement further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a “Qualified Equity Offering”. Under the Tesseract Merger Agreement, a Qualified Equity Offering is defined as an equity financing (i) greater than $5,000,000, (ii) not consummated with any affiliate of Halo, and (iii) the securities issued in such equity financing are equal or senior in liquidation and dividend preference to the Series D Preferred Stock. If Halo’s next round of equity financing is not a Qualified Equity Offering, the shares of the Series D Preferred Stock will convert at the option of Platinum into the terms of the offering, or maintain the terms of the Series D Preferred Stock. In addition, the Series D Stock may be converted into common stock at the election of the holder.

     On April 3, 2006, the Company filed a Registration Statement on Form SB-2, File No. 333-132962, registering for resale the shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock issued to Platinum in connection with the Tesseract Merger and as payment of dividends on such stock. This Registration Statement is currently pending before the Securities and Exchange Commission and is not yet effective. The Company will not receive any proceeds from the resale of the shares nor will the Company control the timing, manner and size of each sale pursuant to this Registration Statement. If this Registration Statement becomes effective, the holder of the Series D Preferred Stock will be permitted to convert its shares of Series D Preferred Stock to common stock and to resell such shares of common stock, subject to securities law restrictions as a result of Platinum being an affiliate of Halo. Since the average daily trading volume of Halo’s common stock is relatively low (approximately 11,000 shares per day during the fiscal year ended June 30, 2006), attempts by the holder of the Series D Preferred Stock to resell any substantial portion of its shares could result in their being more shares offered for sale than buyers wishing to purchase shares of Halo common stock. This could limit the ability of shareholders to sell their shares in the manner or at the price that might be attainable if Halo’s common stock were more actively traded or if the Series D Preferred Stock was not able to be resold pursuant to the Registration Statement on Form SB-2, File No. 333-132962.
Acquisition of Empagio
     Halo entered into a merger agreement dated December 19, 2005, to acquire Empagio. On January 13, 2006, the closing occurred under the merger agreement and Empagio is now a wholly-owned subsidiary of Halo. The merger consideration consisted of 1,438,455 shares of common stock. Based on the closing price of Halo’s Common Stock on the day of the closing, the total purchase price was $1,869,992, subject to adjustment.
     Empagio is a human resources management software company. Its signature product is its SymphonyHR hosted software solution which automates HR procedures and reduces paperwork, ranging from payroll to benefits administration. Halo intends to integrate Empagio with additional HR solutions already within its portfolio to create a premier human resources management solutions provider. Empagio’s operations have been consolidated with the operations of Tesseract and the consolidated entity operates under the name “Empagio.”
Acquisition of ECI
     On January 30, 2006, Halo entered into a merger agreement with ECI (the “ECI Merger Agreement”). On March 1, 2006, the closing occurred under the ECI Merger Agreement, and ECI became a wholly owned subsidiary of Halo. The total merger consideration for all of the equity interests in ECI was $578,571 in cash and cash equivalents and 330,688 shares of Halo’s common stock (with a value of $558,863 at the closing price of Halo’s common stock), subject to adjustment based on the Net Working Capital (as defined in the ECI Merger Agreement) on the closing date. The acquisition of ECI’s clients will enhance Empagio’s human resources software offerings. ECI’s operations will be consolidated with the operations of Empagio.
Foresight Sale
     On May 23, 2006, the Company and Foresight Acquisition Company, LLC (“Buyer”) entered into a Merger Agreement pursuant to which Buyer acquired 100% of the outstanding common stock of Foresight Software, Inc., a wholly-owned subsidiary of Halo in exchange for a cash payment to Halo. The Company received $266,402 for this sale, of which $114,500 was applied to the principal of the outstanding Fortress debt. The Company recorded a gain of $12,072 on this sale.
Business of the Company
     Halo is a holding company whose subsidiaries operate enterprise software and information technology businesses. The following pages describe the business of Halo’s existing subsidiaries, Gupta Technologies, LLC, Warp Solutions, Kenosia Corporation, Tesseract Corporation, DAVID Corporation, Process Software, ProfitKey International, Empagio and ECI. In addition to holding its existing subsidiaries, Halo’s strategy is to pursue acquisitions of businesses, which either complement Halo’s existing businesses or expand the industries in which Halo operates.
Empagio Business
     Empagio provides human resource outsourcing (HRO) to enable a faster, more predictable transformation of the human resources (HR) function, from mostly tactical to a greater level of strategic execution.

     Empagio’s solutions range from an on-demand HR management platform to full HRO. The Empagio platform integrates HR, benefits and payroll administration and human capital management, including: talent management, performance management, organization development and learning management with business analytics and executive dashboards. Empagio’s outsourcing services include full administrative processing and customer support via U.S.-based Tier I and Tier II service centers, along with additional stand-alone services such as payroll tax filing. Empagio serves more than 45 clients nationwide, comprising more than two million employee lives. Empagio’s clients include companies such as Home Depot, PNC Bank, Delta Airlines, Deere and Co., and the State of Alaska. While Empagio serves many large clients and is dedicated to continuing to meet their HR needs, Empagio’s main focus for future growth is the mid-market, or companies with 1,000 to 20,000 employees.
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
     Gupta’s flagship products, Team Developer and SQLBase, are specifically designed to meet the demands for enterprise performance and functionality combined with low total cost of ownership. SQLBase is a relational database that is easily embedded in applications. Data is stored in tables; each table contains data about a real world object such as customer, vendor, employee, invoice, etc. The term relational means that SQLBase through the use of primary keys (unique ID numbers) maintains the relationships between these various object allowing business to quickly find out all invoices for a particular customer or purchase orders for a particular vendor. SQLBase is easily embeddable because a software vendor may include the SQLBase installation process in their application and when the customer installs the application, the customer is not aware of the database being installed, just that the application is able to store and retrieve data as desired. SQLBase uses a statistical optimizer, which means it keeps track of the number of customers, or invoices in a table and will execute the best query to retrieve the data. SQLBase manages the tables, indexes on its own, and does not require the customer to perform on-going maintenance, therefore, is a low Ì or zero database administration required. Team Developer offers an object-oriented, GL toolset. Team Developer offers a very structured, easy to use outline format to write your application code. The structure, or indentations, make it easy to understand what application code is executed and its relationship with all the other code in the program. Team Developer is considered a 4-GL (fourth generation language) because its language is very business like and a programmer can focus more on what they want to accomplish Ì rather than the tedious and time consuming “how” to do a given task. Under the covers, Team Developer executes many lines of code to connect to the database, retrieve the data, format it and display it.
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
     Gupta in its present form originated in February 2001 when Platinum, a private equity firm in Los Angeles, California, acquired certain assets and liabilities from Centura Software Corporation (“Centura”). These assets and liabilities related principally to the SQLBase and Team Developer product lines and included all rights to the intellectual property, the working capital, fixed assets, contracts, and operating subsidiaries that supported these products. Gupta also hired certain employees from Centura to support the development, sales, technical support, and administration of the acquired assets. Originally founded in 1983 as Plum Computers, Inc., the entity became Gupta Technologies, Inc. in 1984, then Gupta Corporation in 1992, then Centura Software Corporation in 1996. Gupta is a limited liability company formed under the laws of the State of Delaware. In January 2005, Gupta was acquired by the Company from Gupta Holdings, LLC, a wholly owned subsidiary of Platinum. Gupta is based in Redwood Shores, California with offices in Munich, London, and Paris. It has over 1,000 customers in over 50 countries. On September 13, 2006, pursuant to a Purchase and Exchange Agreement with Unify Corporation, the Company agreed to sell Gupta to Unify. The sale is expected to close in the second quarter of fiscal 2007.

Process Business
     Process Software develops infrastructure software solutions for mission-critical environments, including industry-leading TCP/IP stacks (suites of data communication protocols), an Internet messaging product suite, and an anti-spam software subscription service to large enterprises worldwide. With a loyal customer base of over 5,000 organizations, including Global 2000 and Fortune 1000 companies, Process Software has earned a strong reputation for meeting the stringent reliability and performance requirements of enterprise networks.
DAVID Business
     DAVID is a pioneer in Risk Management Information Systems. DAVID offers client/server-based products to companies that provide their own workers’ compensation and liability insurance. Many of DAVID’s clients have been using its products for 10 years or longer.
Kenosia Business
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
ProfitKey Business
     ProfitKey International develops and markets integrated manufacturing software and information control systems for make-to-order and make-to-stock manufacturers. ProfitKey’s offering includes a suite of e-business solutions that includes customer, supplier and sales portals. ProfitKey’s highly integrated system emphasizes online scheduling, capacity management, and cost management.
Warp Solutions Business
     Warp Solutions, Inc. a Delaware corporation, Warp Solutions, Ltd., a U.K. corporation, 6043577 Canada, Inc., a Canadian corporation, and Spider Software, Inc., a Canadian corporation, collectively, “Warp Solutions.” Warp Solutions produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the Internet and intranet network systems. These products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.
     The primary product offered is the SpiderSoftware product, which is a software solution designed to enable caching of pure dynamic content at the web server layer. This product is installed on the web server of an enterprise to allow network administrators to select certain sections of its content to remain dynamic, a feature known as partial page caching.
     The benefits of the SpiderSoftware solution are increased speed, performance, scalability, availability and efficiency of a network infrastructure’s informational and transactional data flow. The primary advantages of the SpiderSoftware solution include highly granular (in other words, easily modified) cache control, support for both static caching (caching of non-changing data) and dynamic caching (caching of changing data), partial page caching, cross platform web administration tool, real-time cache efficiency performance monitoring, automatic image optimization, and support for multiple operating systems including Windows NT, Linux, Solaris, and Unix.
Sales and Marketing
     Halo currently uses both indirect and direct sales models, based on geography. In Europe, Halo uses an indirect sales channel relying on VARs and distributors to sell its products to end users. Halo’s sales and marketing team in Europe works directly with its VAR partners to help them market and sell Halo’s products by engaging in joint efforts to meet with their customers, attend their roadshows, provide technical support and training and attending major technology trade events. In North America, Halo relies on direct sales force to sell its products. Halo is currently working on developing an indirect channel in North America. Halo is targeting VARs and ISVs, similar to ones Halo is successfully working with in Europe, to partner with in selling Halo’s products. Throughout Latin America and AsiaPacific, Halo uses an indirect sales model similar to Europe. It is Halo’s intent to increase its marketing activities worldwide in fiscal 2006 to increase Halo brand awareness, attract new partners and customers and generate increased revenues.

     Halo consistently re-evaluates its marketing programs. The Company anticipates that during fiscal 2007 it will invest in sales tools, website presence, public relations, advertising, events, direct marketing, customer loyalty programs and market research to support brand awareness, attract new customers and attract new partners. The Company does not anticipate materially increasing its marketing expenses in fiscal 2007 over the prior fiscal year.
Software Product Development
     It is Halo’s intent to continue developing enhanced functionality in Halo’s existing products. Halo’s future success will depend upon its ability to continue to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and new industry standards and satisfy increasingly sophisticated customer requirements. Rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards characterize the market for Halo’s products. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In order to effectively compete in its market Halo must be able to develop and market, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, avoid difficulties that could delay or prevent the successful development, introduction or marketing of these products and work to achieve market acceptance for its new products and product enhancements.
Intellectual Property and Proprietary Rights
     We regard certain aspects of Halo’s operations, products and documentation as proprietary. We relyon a combination of patent, copyright, trademark and trade secret laws and other measures to protect our proprietary rights. We also rely on contractual restrictions in Halo’s agreements with customers, employees and others to protect our intellectual property rights. However, in certain foreign countries, effective copyright and trade secret protection may be unavailable or the laws of these other jurisdictions may not protect our proprietary technology rights to the same extent as the laws of the United States. Failure to obtain and/or maintain appropriate patent, copyright or trade secret protection either in the United States or in certain foreign countries, for any reason, may have a material adverse effect on Halo’s business, operating results and financial condition. Halo licenses software and technology from third parties, including some competitors, and incorporates them into its own software products, some of which are critical to the operation of Halo’s software.
     The third party technology providers include CodeWeavers, Inc., Trolltech Inc., Graphics Server Technologies, L.P., Data Techniques, Inc. and Rogue Wave Software, Inc. The Company licenses software from these providers under terms customary for similar agreements. The agreements with these third parties provide for the Company’s license of software during the term of the agreement in exchange for the payment of certain fees. The agreements with Data Techniques, Inc. and Rogue Wave Software, Inc. are shrinkwrap software license agreements for use of their ImageMan and Rogue Wave Stingray software products, respectively. These shrinkwrap agreements each grant a license for use on one computer module for each package purchased. The Rogue Software, Inc. agreement can be terminated by the software provider upon a breach of Halo’s obligations under the agreement; otherwise, the licenses granted are perpetual.
     The agreement with CodeWeavers, Inc. is dated September 20, 2004 and enables Gupta Technologies, LLC, a subsidiary of Halo, (“Gupta Technologies”) to obtain services from representatives of CodeWeavers, Inc. in connection with various software issues, including running Gupta Technologies’ software on the Linux Operating System. In exchange for the services, Gupta Technologies is to pay CodeWeavers, Inc. $100 per hour for certain consultants and $125 per hour for time spent working on agreed upon projects by Alexandre Julliard. CodeWeavers, Inc. may terminate the agreement upon breach without correction within 10 days by Gupta Technologies.
     The agreement with Trolltech Inc. was entered into by Gupta Technologies, a subsidiary of Halo, and is dated December 15, 2004. The agreement grants Gupta Technologies with a nonexclusive, royalty-free license to use Trolltech’s software for purposes of developing, testing and deploying Gupta Technologies’ Team Developer family of software. The license has a two year term and may be terminated by Trolltech immediately upon a breach by Gupta Technologies, if Gupta Technologies fails to pay fees for licensed software or infringes on Trolltech’s software. Fees paid to Trolltech under the agreement include a $50,000 fee paid upon signing of the agreement and a $75,000 fee that was paid upon the first anniversary of the agreement.
     The agreement with Graphics Server Technologies, L.P. was entered into by Gupta Technologies, a subsidiary of Halo, and is dated as of January 1, 2004. The agreement grants Gupta Technologies a nonexclusive, nontransferable worldwide license to use Graphics Server SDK software product object code to prepare and provide technical support for Gupta Technologies’ Team Developer family of software. Gupta Technologies is to pay a $15,000 annual maintenance fee in exchange for the rights granted under the agreement. The agreement has a two-year term which may be extended for one or more additional two year terms by mutual agreement of the parties. Either party may terminate the agreement upon a material breach by the other that is not cured within 60 days of notice of such breach.
     The source code for Halo’s software products is protected both as a trade secret and as a copyrighted work. Some of Halo’s customers are beneficiaries of a source code escrow account arrangement which enables the customer to obtain a contingent future limited right to use Halo’s source code solely for the customer’s internal use. If Halo’s source code is accessed, the likelihood of misappropriation or other misuse of Halo’s intellectual property may increase.
     Halo may be subjected to claims of intellectual property infringement by third parties as the number of products and competitors in Halo’s industry segment continues to grow and the functionality of products in different industry segments increasingly overlaps. Additionally, the fact that some of Halo’s software components have been licensed from the open source community may expose Halo to increased risk of infringement claims by third parties.
     We believe that Halo’s copyrights, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against Halo in the future with respect to current or future products or that any such assertion will not require Halo to enter into royalty arrangements or result in litigation.
Competition
     Our markets for products and services are highly competitive, and we expect competition to persist and intensify. We face competition from both established and emerging software companies that offer similar products targeted at businesses within markets served by our operating subsidiaries. Some of these companies have greater resources than we do, and we compete with these companies primarily on:
•	product functionality, technology, integration, performance and price;

•	industry-specific products and industry-expert service;

•	ease of use and installation;

•	cost benefits;

•	sales and marketing efforts;

•	support efforts; and

•	new products.
     Historically, many enterprise software vendors have targeted potential customers in the markets served by our operating subsidiaries:
•	Gupta -Gupta’s primary competitors are Oracle, Microsoft, Sybase, Borland, and MySQL.

•	Warp Solutions - Warp Solution’s primary competitor is Cisco.

•	Kenosia (including RevCast)- Kenosia’s primary competitors are Interactive Edge, Vision Chain, Bentonville Software, Decisions Made Easy, Proclarity and Verisync.

•	DAVID - DAVID’s primary competitors are Valley Oak Systems, GENSOURCE, Insurworx, Tropics,

•	CSC RiskMaster and ATS.

•	Process (including Tenebril) - Process’s primary competitor is HP.

•	Empagio (including the former Tesseract and ECI) - Empagio’s primary competitors are Ultimate Software, Hewitt, Accenture, ADP and Ceridian.

•	ProfitKey - ProfitKey’s primary competitors are Epicor, Global Shop, Made 2 Manage and Intuitive.
     We believe that the number of enterprise software vendors will continue to decline as the market consolidates around larger vendors who offer complete end-to-end solutions to customers at reasonable prices. Consolidation may occur through established companies developing their own products, through acquisitions, or through cooperative relationships between companies. Future consolidation could lead to increased price competition and other forms of competition.
     Most of Halo’s and Halo’s subsidiaries’ competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, Halo’s and Halo’s subsidiaries’ competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by large, established competitors Microsoft, Oracle, HP, or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit Halo’s ability to sell its products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in Halo’s current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect Halo’s business. We cannot be certain Halo will be able to compete successfully against current and future competitors or that the competitive pressures Halo faces will not materially adversely affect Halo’s business, operating results and financial condition.
Raw Materials
     Halo does not use any raw materials in its business.
Dependence on Major Customers
     In fiscal years ended June 30, 2006 and 2005, Halo had one distributor, ADN Distribution GMBH (“ADN”), that accounted for approximately 10% and 22%, respectively, of Halo’s revenues. In addition, in fiscal 2005, Halo had one customer, United Parcel Service General Services Co. (“UPS”), that accounted for 15% of its revenues. In fiscal 2006, no single customer accounted for more than 10% of the Company’s revenues.
     Gupta entered into a distribution agreement with ADN dated as of January 1, 2004, pursuant to which ADN was granted a nonexclusive and nontransferable right to market and distribute, through third party resellers, Gupta’s commercially available software and other Gupta services. The scope of the rights granted in the agreement is the continent of Europe. Under this agreement, ADN was responsible for an initial payment of 2,015 Euros and is invoiced by Gupta Technologies, LLC for products and services purchase thereafter for distribution.
     Gupta entered into an OEM Software License Agreement with UPS dated September 29, 1994 and last amended on December 31, 2004 thereby extending its term until December 31, 2006. Pursuant to this amended software license agreement, UPS agreed to pay Gupta $775,000 in exchange for a nontransferable, nonexclusive right to use, package and distribute and sublicense certain of Gupta’s software programs that have been in the possession of UPS. Pursuant to the agreement, the payment made to Gupta does not include additional payments which may be made for technical support during the term of the agreement.
Research and Development
     During the fiscal year 2006, Halo spent approximately $6,145,000 on research and development of its products. During the fiscal year 2005, Halo spent approximately $1,589,000 on research and the development of its products. The pricing of Halo’s products reflects, among other things, the cost of their development as well as the cost of the component parts and applicable license fees.
Personnel
     As of June 30, 2006, Halo employed 234 people, including 50 in sales and marketing, 99 in research and development, 40 in technical support and 45 in administration, all of whom are full-time employees. None of Halo’s employees are covered by a labor union or collective bargaining agreement. Halo’s success depends in large part on its ability to attract, motivate and retain highly skilled employees on a timely basis, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. While Halo’s efforts and that of its subsidiaries to attract and retain highly skilled employees could be harmed by its past or any future workforce reductions, Halo management believes that it can attract and retain the highly trained technical personnel who are essential to its product development, marketing, service and support teams.

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
Risks Related to Halo’s Business
We have a limited operating history which may make it difficult to predict future results of operations.
     Halo has a limited operating history. Such limited operating history makes it more difficult to predict whether or not we will be successful in the future. Our future financial and operational success is subject to the risks, uncertainties, expenses, delays and difficulties associated with managing a new business, many of which may be beyond our control. In addition, Halo competes in a relatively new market known as the information technology market. Because this market rapidly evolves, companies competing in it may face many uncertainties. Our success will depend on many factors, including those described in this Risk Factors section.
We have a history of losses and negative working capital and may need additional financing in the near future in order to continue operations.
     We have experienced operating losses for each of the years during which we have operated. Halo has incurred recurring operating losses since its inception. As of June 30, 2006, Halo had an accumulated deficit of approximately $94.6 million and a working capital deficit of $23.2 million. At June 30, 2006, the Company had insufficient capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependant upon receiving additional financing. The Company is currently seeking additional financing. There can be no assurance that the Company will be successful in its efforts to raise sufficient capital. Therefore, there can be no assurance that the Company will have sufficient capital to support its working capital needs through its 2007 fiscal year.
     If we achieve profitability, we cannot give any assurance that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. Furthermore, Halo intends to pursue opportunities to acquire other businesses, and may need to raise capital in order to pursue such acquisitions. Similarly, in the future, we may not generate sufficient revenue from operations to pay our operating expenses. If we fail to generate sufficient cash from operations to pay these expenses, our management will need to identify other sources of funds. We may not be able to borrow money or issue more shares of common stock or preferred stock to meet our cash needs. Even if we can complete such transactions, they may not be on terms that are favorable or reasonable from our perspective. As a result, you may lose your entire investment.
We may not be able to borrow funds, which in turn could impair our ability to carry out our business plan.
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

If we fail to meet our obligations under our debt agreements our secured lender could foreclose on our assets.
     On August 2, 2005, Halo entered into a credit agreement (as amended, the “Fortress Credit Agreement”), between Halo, the Subsidiaries of Halo listed in Schedule 1 thereto, Fortress Credit Corp. as original lender (together with any additional lenders, the “Fortress Lenders”), and Fortress Credit Corp. as agent (the “Fortress Agent”) pursuant to which Halo may borrow up to $50 million. Halo initially borrowed $10 million, the proceeds of which were used to pay off prior senior secured notes and a portion of Halo’s subordinated indebtedness. On October 26, 2005, in connection with the acquisitions of five enterprise software companies, Halo entered into Amendment Agreement with Fortress amending the Fortress Credit Agreement. Under the Amendment, the Fortress Lenders made an additional loan of $15,000,000 under the credit facility. There can be no assurance that Halo will be able to borrow further amounts under the Fortress Credit Agreement. Future borrowings are subject to the satisfaction of various conditions precedent, including lender approval of the use of further borrowings.
     The Fortress Credit Agreement contains numerous financial and operating covenants. There can be no assurance that Halo will be able to comply with these covenants, and failure to meet such covenants or the failure of the lenders to agree to amend or waive compliance with covenants that Halo does not meet would result in a default under the Fortress Credit Agreement. Moreover, Halo’s subordinated debt incorporates the covenants and default provisions of the Fortress Credit Agreement. Any material default that is not amended or waived under any of these agreements will result in a default under most or all of Halo’s financing arrangements. The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. The Company is currently in compliance with these financial covenants. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be modified in order for the Company to continue to comply for future periods. The Company has engaged in discussions with the Fortress Agent, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the other parties to the Credit Agreement will be required to agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. There can be no assurance that any such modifications will be agreed upon. In addition, the Credit Agreement provides that in the event of certain changes of control, including (i) a reduction in the equity ownership in the Company of Ron Bienvenu or his immediate family members below 90% of such equity interests on the date of the Credit Agreement, or (ii) Ron Bienvenu ceases to perform his current management functions and is not replaced within 90 days by a person satisfactory to Fortress, all amounts due may be declared immediately due and payable. The Credit Agreement contains specific events of default, including failure to make a payment, the breach of certain representations and warranties, and insolvency events. There is also a “cross-default” provision that provides that certain events of default under certain contracts between the Company or its subsidiaries and third parties will constitute an event of default under the Credit Agreement.
     The Fortress Lenders have a security interest in all of Halo’s and its subsidiaries’ assets, including the stock in the subsidiaries held by Halo. An unwaived default by Halo under the Fortress Credit Agreement could permit the lenders thereunder to foreclose on all of the assets of Halo, thereby causing Halo to cease doing business. Upon such an occurrence, stockholders would lose their entire investment in Halo.
A failure to adapt to rapidly changing markets and develop new technologies could harm our business.
     The markets for our products are characterized by:
•	rapidly changing technologies;

•	evolving and competing industry standards;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.
     To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must maintain close working relationships with key customers and potential customers in order to develop new products that meet their changing needs. A failure to develop new technologies and adapt to changing technologies could affect our ability to remain competitive which could lead to a decline in our revenue and cash flow.
     Halo may not be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by its competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results by negatively impacting our revenue and cash flow.
Failure to timely develop new products which achieve market acceptance could interfere with Halo’s customer relationships and adversely affect Halo’s business, financial condition and results of operations.
     Halo’s subsidiaries are currently developing new products, as well as new applications of existing products. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of our products, or that our new or enhanced products will adequately meet the requirements of our current or prospective customers. Any failure by Halo or its subsidiaries to successfully design, develop, test and introduce such new products, or the failure of Halo’s recently introduced products to achieve market acceptance, could prevent us from maintaining existing customer relationships, gaining new customers or expanding our markets and could have a material adverse effect on our business, financial condition and results of operations.
A failure by us to manage our growth and expansion could have a material adverse effect on our business.
     Halo is currently anticipating a period of growth for certain of our operating subsidiaries as a result of its recent marketing and sales efforts. The resulting strain on our managerial, operational, financial and other resources could be significant. Success in managing this expansion and growth will depend, in part, upon the ability of senior management to manage effectively. Any failure to manage the anticipated growth and expansion could have a material adverse effect on our business.
We do not anticipate declaring any cash dividends in the foreseeable future which could reduce the liquidity of your investment.
     We presently do not expect to pay cash dividends in the foreseeable future. The payment of cash dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. We presently intend to retain all earnings, if any, to implement our business plan. Accordingly, we do not anticipate the declaration of any cash dividends in the foreseeable future.
Our obligations to indemnify our officers and directors may divert funds from our business operations.
     Our Articles of Incorporation provide for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Nevada and the federal securities laws. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings and thereby affect the availability of funds for other uses.
Our common stock is subject to “penny stock” restrictions under federal securities laws which could reduce the liquidity of our common stock.
     The Securities and Exchange Commission has adopted regulations, which generally define penny stock to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. On July 31, 2006, the last sale price for our common stock, as quoted on the OTC Bulletin Board, was $0.94 per share and therefore, our common stock is designated a “penny stock.” As a penny stock, our common stock is subject to Rule 15g-9 under the Exchange Act or the Penny Stock Rules. These rules include, but are not limited to, Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities Exchange Act of 1934, as amended. These rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.
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
Risk Factors Related to Halo’s Acquisition Strategy
Failure to manage the risks associated with our growth and acquisition strategy could have a material adverse effect on Halo’s operations and financial condition.
     One of Halo’s primary strategies is to pursue the acquisition of other companies or assets that either complement or expand its existing business. Halo completed the acquisition of Gupta in January 2005, the acquisition of Kenosia in July 2005, and the acquisition of Tesseract and four other software companies, DAVID, Process, ProfitKey and Foresight, in October 2005. In addition, Halo completed the acquisition of Empagio in January 2006 and ECI in March 2006. The acquisition of the NavRisk Business from Unify is expected to close in the second quarter of fiscal 2007. Halo has also had preliminary acquisition discussions with, or has evaluated the potential acquisition of, several other companies. However, Halo is unable to predict the likelihood or timing of a material acquisition being completed in the future.
     Halo anticipates that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, Halo intends to pursue them actively. There can be no assurance that Halo will be able to profitably manage the addition of Kenosia, Tesseract, DAVID, ProfitKey, Foresight, Process, Empagio, ECI, Tenebril and RevCast or that it will be able to identify, acquire or profitably manage additional companies or successfully integrate such additional companies into its operations without substantial costs, delays or other problems. In addition, there can be no assurance that any companies acquired will be profitable at the time of their acquisition or will achieve sales and profitability that justify the investment therein. Acquisitions may involve a number of special risks, including adverse effects on Halo’s reported operating results, diversion of management’s attention, dependence on retention and hiring of key personnel, and risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on Halo’s operations and financial performance. The expansion of Halo’s operations, whether through acquisitions or internal growth, may place substantial burdens on Halo’s management resources and financial controls. There is no assurance that the increasing burdens on Halo’s management resources and financial controls will not have an adverse effect on Halo’s operations.
We may be required to recognize impairment charges which could negatively impact our earnings.
     Goodwill and intangible assets account for approximately $51.7 million or 87% of Halo’s assets as of June 30, 2006. We are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value of our business. Our determination of whether impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment that could substantially affect our reported earnings in a period of such change.
     Additionally, we are required to recognize an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists, (a triggering event), comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that a long-lived asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of long-lived assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. For the years ended June 30, 2006 and 2005, Halo had goodwill impairment charges of $5.2 million and $3.9 million, respectively.
Failure to finance future acquisitions could limit our ability to implement our business plan.
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
Additional Risk Factors Related to the Business of Halo’s Operating Subsidiaries
Financial results may vary significantly from quarter to quarter which could affect our ability to sustain our operations.
     Halo’s operating results have varied significantly from quarter to quarter at times in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Many of these factors are outside of our control.
     These factors include:
•	fluctuations in demand for Halo’s products, upgrades to Halo’s products, or services;

•	fluctuations in demand for Halo’s products due to the potential deteriorating economic conditions of Halo’s customer base;

•	seasonality of purchases and the timing of product sales and shipments;

•	unexpected delays in introducing new products and services or improvements to existing products and services;

•	new product releases, licensing models or pricing policies by Halo’s competitors;

•	acquisitions or mergers involving Halo’s competitors or customers;

•	impact of changes to Halo’s product distribution strategy and pricing policies;

•	lack of order backlog;

•	loss of a significant customer or distributor;

•	changes in purchasing and/or payment practices by Halo’s distributors or other customers;

•	a reduction in the number of independent software vendors (“ISVs”), who embed Halo’s products, or value-added resellers (or “VARs”), who sell and deploy Halo’s products;

•	changes in the mix of domestic and international sales;

•	impact of changes to Halo’s geographic investment levels and business models;

•	gains or losses associated with discontinued operations; and

•	changes in Halo’s business plan or strategy.
     Halo’s revenue growth and profitability depend on the overall demand for Halo’s products and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on Halo’s ability to sell its products and services is uncertain. A softening of demand for Halo’s products and services caused by weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions.
     Significant portions of Halo’s expenses are not variable in the short term and cannot be quickly reduced to respond to decreases in revenues. Therefore, if Halo’s revenues are below expectations, Halo’s operating results are likely to be adversely and disproportionately affected. In addition, Halo may change its prices, modify its distribution strategy and policies, accelerate its investment in research and development, sales or marketing efforts in response to competitive pressures or pursue new market opportunities. Any one of these activities may further limit Halo’s ability to adjust spending in response to revenue fluctuations.

Seasonality may contribute to fluctuations in Halo’s quarterly operating results.
     Halo’s business has experienced seasonal customer buying patterns with relatively weaker demand in the quarters ending June 30 and September 30. We believe that this pattern may continue.
Halo currently operates without a backlog which can affect our periodic results.
     Halo generally operates with virtually no order backlog because Halo’s software products are shipped and revenue is recognized shortly after orders are received. This lack of backlog makes product revenues in any quarter substantially dependent on orders booked and shipped throughout that quarter.
Our efforts to develop and maintain brand awareness of Halo products may not be successful. A lack of brand awareness could adversely affect Halo’s sales.
     Brand awareness is important given competition in the markets where Halo operates. We are aware of other companies that use similar product names in order to promote their competing products and services, including but not limited to services to port Halo’s customers’ applications to other database’s and/or programming languages or development suites. We expect that it may be difficult or impossible to prevent third-party usage of Halo’s or its operating subsidiaries’ names and our products names and variations of these names for competing goods and services. Competitors or others who use marks similar to Halo brand names may cause confusion among actual and potential customers, which could prevent Halo from achieving significant brand recognition. If we fail to promote and maintain the Halo brand or incur significant related expenses, Halo’s business, operating results and financial condition could be materially adversely affected by a decline in sales and revenue.
Halo may face problems in connection with product line expansion which could affect its future operations and limit its growth opportunities.
     In the future, Halo may acquire, license or develop additional products. Future product line expansion may require Halo to modify or expand its business. If Halo is unable to fully integrate new products with its existing operations, Halo may not receive the intended benefits of such product line expansion. We cannot be certain that the market acceptance or demand for these new products will meet our expectations. The failure to integrate new products with Halo’s existing operations could materially affect our business by limiting our prospects for growth which could lead to stagnant or declining revenue.
A small number of distributors account for a significant percentage of Halo’s billings. The loss of one or more of such distributors could significantly reduce Halo’s revenue, cash flow and earnings.
     The loss of a major distributor, changes in a distributor’s payment practices, changes in the financial stability of a major distributor or any reduction in orders by such distributor, including reductions due to market or competitive conditions combined with the potential inability to replace the distributor on a timely basis, or any modifications to our pricing or distribution channel strategy could materially adversely affect Halo’s business, operating results and financial condition. Many of Halo’s ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors (five) have accounted for a significant percentage (22% in the year ended June 30, 2006) of Halo’s revenues. The five significant distributors are ADN Distribution, GmbH, Scientific Computers, NOCOM AB, Sphinx CST, and Xtura B.V. Halo, through its operating subsidiaries, has entered into distribution agreements with each of these five distributors for distribution of its products and services internationally. These distribution agreements are non-exclusive and cover territories throughout different regions of Europe. Pursuant to the terms of these agreements, the distributors may use resellers, must meet certain sales quotas or risk having the agreements terminated, and may represent themselves as authorized distributors. The loss of one or more significant distributors, unless it was offset by the attraction of sufficient new customers, could have a material adverse impact on the business of Halo by significantly revenue, cash flow and earnings. Halo expects it will continue to depend on a limited number of distributors for a significant portion of its revenues in future periods and the loss of a significant distributor could have a material adverse impact on Halo by significantly revenue, cash flow and earnings. Halo’s distributors have not agreed to any minimum order requirements.
Halo depends on an indirect sales channel. A failure to grow its indirect sales or the loss of indirect channel partners could significantly reduce Halo’s revenue, cash flow and earnings.
     Halo’s failure to grow its indirect sales channel or the loss of a significant number of members of its indirect channel partners would have a material adverse effect on Halo’s business, financial condition and operating results. Halo derives a substantial portion of its revenues from indirect sales through a channel consisting of independent software vendors, value-added resellers, systems integrators, consultants and distributors.
     Halo’s sales channel could be adversely affected by a number of factors including:
•	the emergence of a new platform resulting in the failure of independent software vendors to develop and the failure of value-added resellers to sell Halo’s products based on Halo’s supported platforms;

•	pressures placed on the sales channel to sell competing products;

•	Halo’s failure to adequately support the sales channel;

•	consolidation of certain of Halo’s indirect channel partners;

•	competing product lines offered by certain of Halo’s indirect channel partners; and

•	business model or licensing model changes of Halo’s channel partners or their competitors.
     We cannot be certain Halo will be able to continue to attract additional indirect channel partners or retain its current channel partners. In addition, we cannot be certain that Halo’s competitors will not attempt to recruit certain of Halo’s current or future channel partners. This may have an adverse effect on Halo’s ability to attract and retain channel partners. The loss of indirect channel partners, or the inability to attract new channel partners, could lead to a loss of significant revenue, cash flow and earnings resulting in a material adverse effect on our business.
Halo may not be able to develop the strategic relationships necessary to succeed in its operations.
     Halo’s current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. We may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on Halo’s business, operating results and financial condition due to increased development, marketing and distribution costs and expenses. From time to time, Halo has collaborated with other companies in areas such as product development, marketing, distribution and implementation. However, many of Halo’s current and potential strategic relationships are with either actual or potential competitors. In addition, many of Halo’s current relationships are informal or, if written, terminable with little or no notice.
The failure of Halo to maintain or obtain third-party software licenses could harm our business, operating results and financial condition due to loss of customer revenue.
     Halo relies upon certain software that it licenses from third parties, including software integrated with Halo’s internally developed software and used in Halo’s products to perform key functions. These thirdparty software licenses may not continue to be available to Halo on commercially reasonable terms. In addition, some of Halo’s software components have been licensed from the open source community. The loss of, or inability to maintain or obtain any of these software licenses, could result in shipment delays or reductions until Halo develops, identifies, licenses and integrates equivalent software. Any delay in product development or shipment could damage Halo’s business, operating results and financial condition due to loss of customer and subsequent decline in revenue.
Halo may become subject to product or professional services liability claims which could divert a significant amount of our revenues from operations.
     A product or professional services liability claim, whether or not successful, could damage Halo’s reputation and business, operating results and financial condition. Halo’s license and service agreements with its customers typically contain provisions designed to limit Halo’s exposure to potential product or service liability claims. However, these contract provisions may not preclude all potential claims. Product or professional services liability claims could require us to spend significant time and money in litigation or to pay significant damages which could harm our business, operating results and financial condition.
Halo competes with Microsoft while simultaneously supporting Microsoft technologies. Our business maybe harmed if Microsoft’s technology becomes more directly competitive with Halo.
     Halo currently competes with Microsoft in the market for application development tools and data management products while simultaneously maintaining a working relationship with Microsoft. Microsoft has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than Halo. As a result, Halo may not be able to compete effectively with Microsoft now or in the future, and Halo’s business, operating results and financial condition may be materially adversely affected.

     We expect that Microsoft’s commitment to and presence in the application development and data management products market will substantially increase competitive pressures. We believe that Microsoft will continue to incorporate SQL Server database technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users. We believe that Microsoft will also continue to enhance its SQL Server database technology and that Microsoft will continue to invest in various sales and marketing programs involving certain of Halo’s channel partners. We believe Halo must maintain a working relationship with Microsoft to achieve success. Many of Halo’s customers use Microsoft-based operating platforms. Thus it is critical to Halo’s success that Halo’s products be closely integrated with Microsoft technologies. Notwithstanding Halo’s historical and current support of Microsoft platforms, Microsoft may in the future promote technologies and standards more directly competitive with or not compatible with Halo’s technology which could lead to a decline in customer sales and resulting in a loss of revenue, cash flow and earnings, as well as limiting our future growth opportunities.
A failure to remain competitive in our industry could have a material adverse effect on our sales.
     Halo, through its operating subsidiaries, encounters competition for its embedded database products primarily from large, public companies, including Microsoft, Oracle, Sybase, IBM, Progress, Pervasive Software, and Borland. In particular, Sybase’s small memory footprint database software product, Adaptive Server Anywhere, and Microsoft’s product, SQL Server, directly compete with Halo’s products. There are also competitive pressures for application development tools from Microsoft Visual Studio, SYBASE PowerBuilder and Borland Delphi and Kylix. And, because there are relatively low barriers to entry in the software market, Halo may encounter additional competition from other established or emerging companies providing database products based on existing, new or open-source technologies. Open-source software, which is an emerging trend in the software marketplace, may impact Halo’s business as interest, demand and use increases in the database segment and poses a challenge to Halo’s business model, including recent efforts by proponents of open-source software to convince governments worldwide to mandate the use of open-source software in their purchase and deployments of software products. Firms adopting the open-source software model typically provide customers software produced by loosely associated groups of unpaid programmers and made available for license to end users at nominal cost, and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open-source software. Because the present demand for open-source database software is largely concentrated in major corporations, Halo’s embedded database business has not been adversely affected to date. However, it is likely that increased adoption of Linux will drive heightened interest in other more mature software categories such as database and certain business applications. To the extent competing open-source software products gain increasing market acceptance, sales of Halo’s products may decline, Halo may have to reduce prices it charges for its products, and Halo’s revenue and operating margins may decline. Mass adoption of open source databases in the SME market could have a material adverse impact on Halo’s database business.
     Application service providers (ASPs) may enter Halo’s market and could cause a change in revenue models from licensing of client/server and Web-based applications to renting applications. Halo’s competitors may be more successful than it is in adopting these revenue models and capturing related market share. In addition, Halo competes or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with Halo’s solutions. These products typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft and Oracle. Competition also comes in the form of custom code, where potential customers have sufficient internal technical resources to develop solutions in-house without the aid of Halo’s products or those of its competitors.
     Most of Halo’s competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. In addition, some competitors have demonstrated willingness to, or may willingly in the future, incur substantial losses as a result of deeply discounted product offerings or aggressive marketing campaigns. As a result, Halo’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of competitive products, than we can. There is also a substantial risk that changes in licensing models or announcements of competing products by competitors such as Microsoft, Oracle, Sybase, IBM, Progress, MySQL, or others could result in the cancellation of customer orders in anticipation of the introduction of such new licensing models or products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs which may limit Halo’s ability to sell its products through particular partners. Accordingly, new competitors or alliances among, or consolidations of, current and new competitors may emerge and rapidly gain significant market share in Halo’s current or anticipated markets. We also expect that competition will increase as a result of software industry consolidation. Increased competition is likely to result in price reductions, fewer customer orders, reduced margins and loss of market share, any of which could materially adversely affect Halo’s business. We cannot be certain Halo will be able to compete successfully against current and future competitors or that the competitive pressures Halo faces will not materially adversely affect Halo’s business, operating results and financial condition.
Halo is susceptible to a shift in the market for client/server applications toward server based thin client or web-based applications.
     Halo has derived substantially all of its historical application development tool and embedded database product revenues from the use of its products in client/server applications. Halo expects to rely on continued market demand for client/server applications indefinitely. However, we believe market demand may shift from client/server applications to server based solutions using Citrix or similar technology or, Web-based applications. If so, this shift could occur before Halo’s product line has achieved market acceptance for use in Web-based applications. In addition, we cannot be certain that Halo’s existing client/server developers will migrate to Web-based applications and continue to use Halo’s products or that other developers of Web-based applications would select Halo’s data management products. Further, this shift could result in a change in revenue models from licensing of client/server and Web-based applications to renting of applications from application service providers. A decrease in client/server application sales coupled with an inability to derive revenues from the Web-based application market could have a material adverse effect on Halo’s business, operating results and financial condition.
Halo’s dependence on international sales and operations subjects it to risks associated with foreign laws, staffing and currency.
     We anticipate that for the foreseeable future Halo will derive a significant portion of its revenues from sources outside North America. In the fiscal years ended June 30, 2006 and 2005, Halo derived approximately 35% and 60%, respectively of its revenues outside North America. Halo’s international operations, including its German operations, are generally subject to a number of risks. These risks include:
•	foreign laws and business practices favoring local competition;

•	dependence on local channel partners;

•	compliance with multiple, conflicting and changing government laws and regulations;

•	longer sales cycles;

•	greater difficulty or delay in collecting payments from customers;

•	difficulties in staffing and managing foreign operations;

•	foreign currency exchange rate fluctuations and the associated effects on product demand and timing of payment;

•	increased tax rates in certain foreign countries;

•	difficulties with financial reporting in foreign countries;

•	foreign protectionist laws and business practices that favor local competition;

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property;

•	quality control of certain development, translation or localization activities; and

•	political and economic instability.
     We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in each country where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.
     In addition, because a significant amount of our revenues are derived from sales in Germany, the factors adversely affecting Germany and its region could have an especially material impact on our operations. Halo may expand or modify its operations internationally. Despite Halo’s efforts, it may not be able to expand or modify its operations internationally in a timely and cost-effective manner. Such an outcome would limit or eliminate any sales growth internationally, which in turn would materially adversely affect Halo’s business, operating results and financial condition. Even if Halo successfully expands or modifies its international operations, Halo may be unable to maintain or increase international market demand for its products. We expect Halo’s international operations will continue to place financial and administrative demands on us, including operational complexity associated with international facilities, administrative burdens associated with managing relationships with foreign partners, and treasury functions to manage foreign currency risks and collections.

Fluctuations in the relative value of foreign currencies can reduce our revenues or increase our costs.
     To date, the majority of Halo’s transactions have been denominated in U.S. dollars. However, the majority of Halo’s international operating expenses and substantially all of its international sales have been denominated in currencies other than the U.S. dollar. Therefore, Halo’s operating results may be adversely affected by changes in the value of the U.S. dollar. Certain of Halo’s international sales are denominated in U.S. dollars, especially in Europe. Any strengthening of the U.S. dollar against the currencies of countries where Halo sells products denominated in U.S. dollars will increase the relative cost of Halo’s products and could negatively impact its sales in those countries. To the extent Halo’s international operations expand or are modified, our exposure to exchange rate fluctuations may increase. Although these transactions have not resulted in material gains and losses to date, similar transactions could have a damaging effect on Halo’s business, results of operations or financial condition in future periods.
ITEM 2. PROPERTIES.
     The principal executive offices of Halo are located at 200 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830. Halo amended its lease on May 1, 2006 for approximately 4,466 square feet of office space. The lease expires on August 31, 2010. Under the terms of the lease, the Company will pay an aggregate rent of $926,878. The property has a general purpose use for sales and administration, and Halo believes it will be sufficient for our needs for the foreseeable future.
     Halo’s wholly-owned subsidiary, Gupta, leases 6,319 square feet of office space at its headquarters in Redwood Shores, California, and 5,349 square feet of office space in Munich, Germany. Gupta additionally leases small sales offices in Paris and London.
     The principal executive offices of Halo’s Process subsidiary are located in Framingham, Massachusetts. Halo’s subsidiary ProfitKey International leases 9,000 square feet of office space at its headquarters in Salem, New Hampshire. Halo’s DAVID Corporation subsidiary leases 5,180 square feet of office space at its headquarters in San Francisco, California. Empagio leases 1,788 square feet of office space at its headquarters in Atlanta, Georgia, and 13,500 square feet of office space in San Francisco, California. Halo believes these premises, together with any premises acquired in connection pending acquisitions, will be sufficient for our needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time, Halo may be involved in litigation that arises in the normal course of its business operations. As of the date of this Annual Report, Halo is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock, par value $.00001 per share, is quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “HALO”.
     The following table sets forth the range of high and low closing bid prices for the Company’s common stock for the periods indicated as reported by the National Quotation Bureau, Inc. These prices represent quotations between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

		Bid Price
Fiscal Year	Quarter Ended	Low	High
2005	September 30, 2004	3.00	8.00
	December 31, 2004	1.50	5.00
	March 31, 2005	1.51	5.00
	June 30, 2005	1.60	4.00

2006	September 30, 2005	.92	2.85
	December 31, 2005	1.10	1.75
	March 31, 2006	1.20	1.80
	June 30, 2006	.80	1.30
     As of October 12, 2006, the National Quotation Bureau, Inc. reported that the closing bid and ask prices on the Company’s common stock were $.62 and $.80, respectively.
Holders
     As of June 30, 2006, there were 26,723,247 shares of the Company’s common stock outstanding. In addition, there were 7,045,454 shares of the Company’s Series D Preferred Stock outstanding. The Series D Stock is currently convertible into 7,045,454 shares of the Company’s common stock, subject to adjustments under the terms of the Series D Preferred Stock. Each holder of shares of Series D Preferred Stock is entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the largest number of whole shares of common stock into which such holder’s shares of Series D Preferred Stock could be converted.
     At June 30, 2006, there were approximately 400 common stockholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.
Dividends
     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except as provided under the rights and preferences of the Company’s Series D Preferred Stock which restrict, the payment of any dividend with respect to the common stock without paying dividends on the Series D Stock, and which provide for a preference in the payment of the dividends on the Series D Preferred Stock requiring such dividends to be paid before any dividend or distribution is made to the common stockholders. Dividends on the Series D Preferred Stock accrue at the rate of 13% of the stated value of the preferred stock per annum, and are payable in cash or in shares of common stock. Dividends on each share of Series D Preferred Stock were paid initially on March 31, 2006 and are paid quarterly in arrears thereafter, in either cash or additional shares of common stock, at the election of the Company.
     Our dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.
     The following table sets forth as of June 30, 2006, certain information regarding the securities authorized for issuance under (i) the Warp Technology Holdings, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), and (ii) the Halo Technology Holdings 2005 Equity Incentive Plan (the “2005 Plan”), which are the only equity compensation plans of the Company as of June 30, 2006.
Equity Compensation Plan Information

	Number of		Number of
	securities	Weighted-	securities
	to be issued	average	remaining
	upon	exercise	available for
	exercise of	price of	future
	outstanding	outstanding	issuance
	options,	options,	under equity
	warrants	warrants	compensation
	and rights	and rights	plans
Equity compensation plans approved by security holders	3,643,500	$1.17	4,756,500
Equity compensation plans not approved by security holders	570,077	$5.38	206,534

Total	4,213,577	$1.74	4,963,034

     In November 2002, the Company’s Board of Directors approved and adopted the 2002 Plan as a means through which the Company and its subsidiaries may attract, retain and compensate employees and consultants. So that the appropriate incentive can be provided, the 2002 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards and Stock Bonuses, or a combination of the foregoing. A total of 776,611 Shares have been reserved for issuance pursuant to the 2002 Plan plus Shares that are subject to: (a) issuance upon exercise of an option but cease to be subject to such option for any reason other than exercise of such option; (b) an award granted under the 2002 Plan but forfeited or repurchased by the Company at the original issue price; and (c) an Award that otherwise terminates without Shares being issued. The 2002 Plan is administered by the Board of Directors. The Board of Directors may at any time terminate or amend the 2002 Plan in any respect, including without limitation amendment of any form of award agreement or instrument to be executed pursuant to the 2002 Plan; provided, however, that the Board of Directors will not, without the approval of the stockholders of the Company, amend the 2002 Plan in any manner that requires stockholder approval. Unless earlier terminated as provided under the 2002 Plan, the 2002 Plan will terminate November 2012. As of June 30, 2006, there were outstanding options to purchase 570,077 shares and there were 206,634 shares available for award under the 2002 Plan.
     At the Annual Meeting of Stockholders of the Company held October 21, 2005, the stockholders of the Company approved the 2005 Plan which had been previously approved by the Board of Directors of the Company. The Compensation Committee of the Board of Directors of the Company will administer the 2005 Plan, including selecting the employees, consultants and directors to be granted Awards under the 2005 Plan and determining the type and size of each Award and the terms and conditions of each Award. The Company’s employees, consultants and directors, or the employees, consultants and directors of the Company’s related companies, may receive Awards under the 2005 Plan. The types of Awards that may be granted under the 2005 Plan are stock options (both incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock, contract stock, bonus stock and dividend equivalent rights. Subject to adjustment for stock splits and similar events, the total number of shares of common stock that can be delivered under the 2005 Plan is 8,400,000 shares. No employee may receive options, stock appreciation rights, shares or dividend equivalent rights for more than four million shares during any calendar year. No incentive stock option will be granted under the 2005 Plan after September 13, 2015. The Board of Directors may at any time suspend, terminate or amend the 2005 Plan in any respect, including without limitation amendment of any form of award agreement or instrument to be executed pursuant to the 2005 Plan, and the Compensation Committee may amend any outstanding awards in any respect; provided, however, that the Board of Directors or Compensation Committee will not, without the approval of the stockholders of the Company, amend the 2005 Plan in any manner that requires stockholder approval. As of June 30, 2006, there were outstanding options to purchase 3,643,500 shares and 4,756,500 shares available for award under the 2005 Plan.
     Also as a result of the stockholder’s approval of the 2005 Plan, the Compensation Committee of the Board of Directors determined to award cash bonus amounts, options and/or shares pursuant to the Fiscal 2006 Halo Senior Management Incentive Plan. No specific awards have yet been made under the Fiscal 2006 Halo Senior Management Incentive Plan. Any awards made will be made out of shares reserved under the 2002 Plan, the 2005 Plan or any other plans adopted in the future.

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
Results of Operations

	Year Ended June 30,
	2006		2005
		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenues	25,209	100%	5,124	100%
Cost of revenues	5,365	21%	846	17%
Gross margin	19,844	79%	4,278	83%
Product development	6,145	24%	1,589	31%
Sales, marketing and business development	7,508	30%	3,652	71%
General and administrative	15,128	60%	4,691	92%
Late filing penalty	(1,034)	-4%	1,034	20%
Goodwill impairment	5,200	21%	3,893	76%
Fair value gain (loss) on warrants	41,962	166%	(32,012)	-625%
Interest expense	9,303	37%	8,506	166%
Revenue
     Revenue is derived from the licensing of software, maintenance contracts, training, and other consulting services. License revenue is derived from licensing of our software and third-party software products. Services revenue results from consulting and education services, and maintaining, supporting and providing periodic unspecified upgrades for previously licensed products.
     Total revenue increased by $20.1 million to $25.2 million for the year ended June 30, 2006 from $5.1 for the year ended June 30, 2005. This increase was primarily due to the acquisitions of Kenosia, $1.2 million, Empagio, $5.8 million, and Process and Affiliates, $6.7 million. There was an increase of $6.5 million in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
     License revenue increased by $2.8 million to $5.8 million for the year ended June 30, 2006 from 3 million for the year ended June 30, 2005. This increase was primarily due to the acquisitions of Process and Affiliates, $1.4 million and an increase of $1.3 million in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
     Services revenue increased $17.3 million to $19.4 million for the year ended June 30, 2006 from $2.1 million for the year ended June 30, 2005. This increase was primarily due to the acquisitions of Kenosia, $1.1 million, Empagio, $5.8 million, and Process and Affiliates, $5.3 million. There was an increase of $5.2 million in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
     Because of the reduction of deferred revenue after an acquisition under generally accepted accounting principles, which has the effect of reducing the amount of revenue recognized in a given period from what would have been recognized had the acquisition not occurred, past reported periods should not be relied upon as predictive of future performance. Additionally, Halo’s operating strategy is to continue to acquire technology companies. Each of such transactions will cause a change to our future financial results. Halo believes such transactions will have a positive effect on Halo’s revenues and income (loss) before interest.
Cost of Revenue
     Total cost of revenue increased by $4.5 million to $5.4 million for the year ended June 30, 2006 from $846,000 for the year ended June 30, 2005. This increase was primarily due to the acquisitions of Kenosia, $367,000, Empagio, $1.8 million, and Process and Affiliates, $1.7 million. There was an increase of $1 million in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
     The principal components of cost of license fees are manufacturing costs, shipping costs, and royalties paid to third-party software vendors and amortization of acquired technologies. Cost of license revenue increased by $853,000 to $1.3 million for the year ended June 30, 2006 from $449,000 for the year ended June 30, 2005. This increase was primarily due to the acquisitions of Kenosia, $38,000, Empagio, $187,000 and Process and Affiliates, $459,000. This increase was partially offset by $85,000 decrease in amortization of acquired technologies due to a write-off of intangible assets related to the Warp Solutions business in June 2005. There was an increase of $535,000 in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
     The principal components of cost of services are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs. Cost of services revenue increased by $3.7 million to $4 million for the year ended June 30, 2006 from $396,000 for the year ended June 30, 2005. This increase was primarily a result of an increase in employee compensation directly related to additional headcounts added in conjunction with the acquisitions of Kenosia, $330,000, Empagio, $1.7 million, and Process and Affiliates, $1.2 million. There was an increase of $469,000 in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
     Gross profit margins decreased to 79% for the year ended June 30, 2006, compared to 83% for the year ended June 30, 2005. The gross margin decrease was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries.
Operating Expenses
Research and Development
     Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensable hardware and software costs, overhead costs and costs of contractors. Research and development expenses increased by approximately $4.6 million to $6.1 million for the year ended June 30, 2006 from $1.6 million for the year ended June 30, 2005. This increase primarily resulted from the acquisitions of Kenosia, $323,000, Empagio, $819,000, and Process and Affiliates, $1.7 million. There was an increase of $1.7 million in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
Sales and Marketing
     Selling and marketing expenses consist primarily of salaries, commissions, benefits, advertising, tradeshows, travel and overhead costs for Halo’s sales and marketing personnel. Sales and marketing expenses increased by approximately $3.9 million to $7.5 million for the year ended June 30, 2006 from $3.7 for the year ended June 30, 2005. This increase was primarily attributable to the acquisitions of Kenosia, $166,000, Empagio, $406,000, and Process and Affiliates, $1 million. There was an increase of $2.7 million in Gupta due to the shorter periods of operations recorded under Halo in fiscal 2005.
General and Administrative
     General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense. General and administrative expenses increased by approximately $10.4 million to $15.1 million for the year ended June 30, 2006 from $4.7 million for the year ended June 30, 2005. This increase was primarily attributable to the acquisitions of Kenosia, $658,000, Empagio, $2.7 million, and Process and Affiliates, $3.2 million. There was an increase of $1.8 million in Gupta’s operations due to the shorter periods of operations recorded under Halo in fiscal 2005. There was also an increase of approximately $2.2 million in corporate headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions, securities laws, and tax compliance. However, this increase in corporate expenses was partially offset by a decrease in non-cash compensation of approximately $432,000.
Late filing penalty
     As of June 30, 2005, the Company had accrued approximately $1 million for the penalties related to delays in certain events related to the Company’s Series C Preferred Stock (all of which has been converted into common stock, as of June 30, 2006), and other securities sold January 31, 2005, the proceeds from which were used to fund the acquisition of Gupta. On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the “Series C Subscription Agreement”), with the Investors named therein. Under the Series C Subscription Agreement, the Company issued Series C Notes, which, on March 31, 2005, converted into shares of Series C Preferred Stock, and warrants to acquire common stock. Since the Series C Notes were not converted by March 17, 2005, due to a delay in receiving approval required before effecting an amendment to the Company’s Articles of Incorporation, the Company could have been considered to have been obligated to pay to the Investors a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes. Accordingly, as of June 30, 2005, the Company accrued $647,500 for this potential penalty.
     Furthermore, that certain Investors’ Agreement entered into by the Company and the Investors named therein on January 31, 2005 (the “Series C Investors’ Agreement), the Company agreed to register the shares of common stock issuable (i) upon conversion of the Series C Stock, (ii) upon exercise of the warrants issued to the Series C stock holders, (iii) upon conversion of certain subordinated notes and certain warrants issued by the Company under the Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, and (iv) the warrants issued under the Senior Note and Warrant Purchase Agreement dated January 31, 2005. The registration statement covering such shares, which was required to be filed under the Series C Investors’ Agreement, was filed after the due date under the agreement due to the delay in receiving required consents necessary for filing. As there was no assurance the Company would receive an acknowledgement that no penalty applied under the Series C Investors’ Agreement under these circumstances, or waiver of such penalties, the Company accrued $386,000 for the fiscal year ended June 30, 2005.
     Subsequently, the Company received sufficient waivers and acknowledgements from the Investors that these penalties are not owed. Therefore, both of these accruals were reversed as of June 30, 2006.
Goodwill impairment
     The Company recorded goodwill and intangible assets impairment of approximately $5.2 million and $4.0 million for the years ended June 30, 2006 and 2005. In fiscal year 2006, the Company determined that the net assets of Gupta was in excess of the amount of anticipated cash flow generated by the business. Based on a discounted cash flow analysis, the Company determined that $5.2 million of goodwill has been impaired as of June 30, 2006. In fiscal year 2005, the entire value of $3.9 million of the intangible assets and goodwill related to the Spider acquisition was determined to be impaired. Spider’s future cash flow is estimated to be minimal due to the Company’s shift in strategy away from the business.

Fair Value Gain (Loss) on Warrants Revaluation
     Certain warrants the Company issued as part of its financing activities have features that require them to be treated as a derivative in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The fair values of these warrants are determined based on the Black-Scholes model, Changes in fair values are charged to the Statements of Operations. Generally, if the Company’s stock price increase, the fair value of the warrants increases, causing the liability to increase and resulting in loss, and vice versa. Fair value gain (loss) on warrants revaluation was approximately $41,962,000 and $(32,012,000) for the years ended June 30, 2006 and June 30, 2005, respectively. The gain in fiscal 2006 is a result of the stock price decrease while the loss in fiscal 2005 was mainly a result of the issuance of the warrants below their fair value. The gain (loss) relates to the change in the fair value of the warrants relating to the Series C Preferred Stock, Senior Notes, Subordinated Notes, Fortress, DCI Master LDC and the Convertible Notes, based on the Black-Scholes pricing model.
Interest Expense
     Interest expense increased by $797,000 to $9.3 million for the year ended June 30, 2006 from $8.5 million for the year ended June 30, 2005. The increase was primarily due to Series D Preferred Stock paid as penalty of $1,091,000, and cash and accrued interest of $3.3 million. The increase was partially offset by the decrease in amortization of the fair value of the warrants of $2.7 million and the decrease in amortization of the deferred financing costs of $870,000.
Net Operating Loss Carryforwards
     The Company has a U.S. Federal net operating loss carryforward of approximately $55,614,000 as of June 30, 2006, which may be used to reduce taxable income in future years through the year 2026. The deferred tax asset primarily resulting from net operating losses was approximately $22,136,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
     Halo has three primary cash needs. These are (1) operations, (2) acquisitions and (3) debt service and repayment. Halo has financed a significant component of its cash needs through the sale of equity securities and debt.
     For the year ended June 30, 2006, cash provided by operating activities was approximately $133,000. Our net income $19.4 million was offset by gain on warrants revaluation of $42 million. In addition, components of cash used for operating activities included non-cash interest expense of $5.8 million, goodwill impairment of $5.2 million, depreciation and amortization expense of $2.9 million, and non-cash compensation expense of $1.1 million, increase in deferred revenue of $6.7 million, and increase in accounts payable and accrued expenses of $771,000. The Company also acquired additional cash through various credit and note agreements described below. Approximately $17.1 million was used to fund acquisitions, and approximately $10.6 million was used to repay the principal portion of the outstanding debt.
     In fiscal 2006, Halo raised approximately $28.8 million, of which $25 million was from the issuance of senior notes and $3.8 million from issuance of convertible promissory notes.
     On January 31, 2005, Halo issued $2,500,000 principal amount of subordinated convertible promissory notes (the “Subordinated Notes”). The Subordinated Notes bear interest at 10%, payable in common stock or cash, and mature January 31, 2007. The Subordinated Notes are convertible at any time into shares of Halo common stock at $1.00 per share, which conversion rate is subject to certain anti-dilution adjustments. The common stock issuable upon conversion of the Subordinated Notes has certain registration rights.
     Halo entered into a $50,000,000 credit facility with Fortress Credit Opportunities I LP and Fortress Credit Corp. on August 2, 2005 (the “Credit Agreement”). Subject to the terms and conditions of the Credit Agreement, the lenders thereunder (the “Lenders”) agreed to make available to Halo a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000 (the “Loan”). In connection with entering into the Credit Agreement, Halo borrowed $10,000,000 under Tranche A to repay its then-existing senior indebtedness, as well as certain existing subordinated indebtedness and to pay certain closing costs. On October 26, 2005, in connection with the closings of the acquisition of Tesseract, DAVID Corporation, Process Software, ProfitKey International and Foresight Software, Inc., Halo entered into Amendment Agreement No. 1 (“Amendment Agreement”) to the Credit Agreement under which the Lenders made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. The rate of interest payable on the amounts borrowed under the Loan is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means the rate offered in the London interbank market or U.S. Dollar deposits for the relevant period but no less than 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.
     The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. As of June 30, 2006, the Company is in compliance with these financial covenants. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be modified in the future in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the Lenders will be required to agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. If the Company were to fail to comply with the financial covenants under the Credit Agreement and the Lenders failed to agree to amend or waive compliance with the covenants that Halo did not meet, Halo would be in default under the Credit Agreement. Any default under the Credit Agreement would result in a default under most or all of Halo’s other financing arrangements. The Lenders could foreclose on all of Halo’s assets, including the stock in its subsidiaries, and could cause Halo to cease operating.
     In addition, the Credit Agreement provides that in the event of certain changes of control, including (i) a reduction in the equity ownership in Halo of Ron Bienvenu or his immediate family members below 90% of such equity interests on the date of the Credit Agreement, or (ii) Ron Bienvenu ceases to perform his current management functions and is not replaced within 90 days by a person satisfactory to Fortress, all amounts due may be declared immediately due and payable.
     The Credit Agreement contains specific events of default, including failure to make a payment, the breach of certain representations and warranties, and insolvency events. There is also a “cross-default” provision that provides that certain events of default under certain contracts between Halo or its subsidiaries and third parties will constitute an event of default under the Credit Agreement.
     Halo’s obligations under the Credit Agreement are guaranteed by the direct and indirect subsidiaries of Halo, and any new subsidiaries of Halo are obligated to become guarantors. Halo and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, as collateral for the Loans. In addition, Halo has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders. Any new subsidiary of Halo will become subject to the same provisions.
     On September 20, 2005, Halo issued a $500,000 principal amount promissory note (the “September 2005 Note”). The maturity on this note was December 19, 2005, unless it was converted prior to that date into equity. On January 11, 2006, the holder of this note converted the $500,000 principal (plus accrued interest) into the Series E Subscription Agreement described under “Series E Notes and Series E Subscription Agreements” below. Under the Series E Subscription Agreement, the holder of the September 2005 Note had the right, in the event that Halo completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The holder of the September 2005 Note exercised this right and received the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below under “January 2006 Subscription Agreements.”
     Also on September 20, 2005, the Company issued to the holder of the September 2005 Notes a Warrant to purchase 181,818 shares of common stock of the Company. The Warrant was issued in connection with the September 2005 Note described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010.

     On October 14, 2005, one of Halo’s directors, David Howitt, made a short-term loan to Halo for $150,000. On January 11, 2006, Mr. Howitt converted the principal (plus accrued interest) under this loan into the Series E Subscription Agreement described under “Series E Notes and Series E Subscription Agreements” below. Under the Series E Subscription Agreement, Mr. Howitt had the right, in the event that Halo completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if he had invested the amount invested in such securities. Mr. Howitt has exercised this right and received the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below under “January 2006 Subscription Agreements.”
     On October 26, 2005, as part of the acquisition of Tesseract, Halo issued to Platinum Equity, LLC, a promissory note in the amount of $1,750,000 (the “Platinum Note”). The Platinum Note was issued in a related party transaction. The principal under the Platinum Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Platinum Note was originally due on March 31, 2006. Interest is payable in registered shares of common stock of Halo, provided that until such shares are registered, interest shall be paid in cash. The Platinum Note contains certain negative covenants including that Halo will not incur additional indebtedness, other than permitted indebtedness under the Platinum Note. Under the Platinum Note, the following constitute an event of default: (a) Halo shall fail to pay the principal and interest when due and payable: (b) Halo fails to pay any other amount under the Platinum Note when due and payable: (c) any representation or warranty of Halo was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of Halo or any Halo subsidiary of $50,000 or more in aggregate principal amount; (e) Halo shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against Halo or any Halo subsidiary; (g) Halo breaches certain of its covenants set forth in the Platinum Note; or (h) an Insolvency Event (as defined in the Platinum Note) occurs with respect to Halo or a Halo subsidiary. Upon such an event of default, the holder may, at its option, declare all amounts owed under the Platinum Note to be due and payable.
     Additionally, under the Tesseract Merger Agreement, Halo was required to pay Platinum a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of June 30, 2006, Halo has accrued and expensed approximately $350,000 for such fees.
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent (the “Amendment and Consent”) to the Platinum Note. Pursuant to the Amendment and Consent, the maturity of the Platinum Note was modified such that the aggregate principal amount of the Platinum Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest shall be paid on the earliest of (w) the second business day following the closing of the acquisition of Unify by the Company, (x) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (y) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment and Consent or (z) July 31, 2006. In accordance with the Amendment and Consent, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Platinum Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum as part of the consideration under the Tesseract Merger Agreement. These shares would have been canceled if the Platinum Note had been paid in full by that date. Subsequently, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements.
     On October 21, 2005, Halo entered into certain convertible promissory notes to various accredited investors (the “October 2005 Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the October 2005 Notes at the rate of ten percent (10%) per annum. The principal amount of the October 2005 Notes, together with accrued interest, was due February 19, 2006, or 90 days after the date it was entered into, unless the October 2005 Notes were converted into debt or equity securities of Halo in Halo’s next financing involving sales by Halo of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. Five hundred thousand dollars ($500,000) in principal amount (plus accrued interest) of the October 2005 Notes was repaid by Halo in early March.

On January 11, 2006, the holder of the remaining $500,000 October 2005 Note converted the $500,000 principal (plus accrued interest) under this October 2005 Note into the Series E Subscription Agreement described under “Series E Notes and Series E Subscription Agreements” below. Under the Series E Subscription Agreement, the holder of this October 2005 Note had the right, in the event that Halo completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The holder of the October 2005 Note has exercised this right and receive the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below under “January 2006 Subscription Agreements.”
     Also on October 21, 2005, Halo issued warrants (the “October 2005 Warrants”) to purchase an aggregate of 363,636 shares of common stock, par value $0.00001 per share of Halo. The October 2005 Warrants were issued in connection with the October 2005 Notes described above. The exercise price for the October 2005 Warrants is $1.375, subject to adjustment as provided in the October 2005 Warrants. The October 2005 Warrants are exercisable until October 21, 2010. The October 2005 Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the October 2005 Warrants) is greater than the exercise price per share on the expiration date. The October 2005 Warrants also contain a cashless exercise provision. The October 2005 Warrants also contain a limitation on exercise which limits the number of shares of Halo common stock that may be acquired by the holder on exercise to that number of shares as will ensure that, following such exercise, the total number of shares of common stock then beneficially owned by such holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Halo common stock. This provision is waivable by the holder on 60 days notice.
Series E Notes and Series E Subscription Agreements
     On January 11, 2006, Halo entered into certain convertible promissory notes (the “Series E Notes”) in the aggregate principal amount of Seven Hundred Thousand Dollars ($700,000). Interest accrues under the Series E Notes at the rate of ten percent (10%) per annum. The Notes provide that they automatically convert into (i) such number of fully paid and non-assessable shares of Halo’s Series E Preferred Stock (the “Series E Stock”) equal to the aggregate outstanding principal amount due under the Series E Notes plus the amount of all accrued but unpaid interest under the Series E Notes divided by $1.25, and (ii) warrants (the “Series E Warrants”) to purchase a number of shares of Halo’s common stock equal to 40% of such number of shares of Series E Stock issued to the holder. Under the terms of the Series E Notes, the automatic conversion was to occur upon the effectiveness of the filing of the Certificate of Designations, Preferences and Rights (the “Certificate of Designations”) pertaining to Halo’s Series E Stock, and, in the event that the Certificate of Designations was not filed 30 days after the Series E Notes were issued (February 10, 2006) then the holders of the Series E Notes may demand that Halo pay the principal amount of the Series E Notes, together with accrued interest. No demand for payment has been made.
     Under the Series E Subscription Agreements described below, holders of the Series E Notes had the right, in the event that Halo completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the Series E Notes into such other equity securities as if the investor had invested the amount invested in such securities. The holders of the Series E Notes have exercised this right and received the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below under “January 2006 Subscription Agreements.”
Series E Subscription Agreement
     Also on January 11, 2006, Halo entered into certain Subscription Agreements (the “Series E Subscription Agreements”) for the sale of Series E Stock and Series E Warrants. In addition to the conversion of the principal and interest under the Series E Notes described above, investors under the Series E Subscription Agreements agreed to invest $150,000 in cash and committed to convert the $500,000 principal (plus accrued interest) under the September 2005 Note, and the $500,000 principal (plus accrued interest) under the outstanding October 2005 Note (each as described above). Accordingly, Halo has taken the position that these notes were amended by the Series E Subscription Agreement. Also under the Series E Subscription Agreement, an investor agreed to convert $67,500 in certain advisory fees due from Halo into Series E Stock and Warrants.
     The material terms of the Subscription Agreements are as follows: Halo designates the closing date. The closing is anticipated to occur when the Series E Certificate of Designations becomes effective. The obligations of the investors under the Series E Subscription Agreement are revocable if the closing has not occurred within 30 days of the date of the agreement. No later than seventy five (75) days after the completion of the offering, Halo agreed to file with the SEC a registration statement covering the Halo common stock underlying the Series E Stock and the Series E Warrants, and any common stock that Halo may elect to issue in payment of the dividends due on the Series E Stock.

     Upon the completion of this offering, with a full round of investment of $10,000,000, the Series E investors will have the right for 15 months to invest, in the aggregate, an additional $10,000,000 in common stock of Halo, at $2.00 per share of common stock (as adjusted for stock splits, reverse splits, and stock dividends) or a 20% discount to the prior 30 day trading period, whichever is lower. Each such investor’s right shall be his, her or its pro rata amount of the initial offering.
     In the event that Halo completes or enters into agreements to sell equity securities on or before February 15, 2006, investors in Series E Stock may convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. Halo will provide the Series E investors with five business days notice of such right. The investor will be required to execute and deliver all such transaction documents as required by Halo in order to convert such securities into such other securities.
     Certain of the transactions in connection with the Series E Subscription Agreement were entered into by Mr. David Howitt, a director of Halo. Mr. Howitt invested $350,000 under the Series E Notes, and agreed to invest another $150,000 under the Series E Subscription Agreement. Mr. Howitt recused himself from the Halo board of directors decisions approving these transactions.
     Investors under the Series E Subscription Agreements have exercised the right described above and received the same securities as were issued under the January 2006 Subscription Agreements. The terms of the January 2006 Subscription Agreements are described more fully below under “ January 2006 Subscription Agreements.”
January 2006 Convertible Promissory Notes
     On January 27 and on January 30, 2006, Halo entered into certain convertible promissory notes (the “January 2006 Convertible Notes”) in the aggregate principal amount of One Million Three Hundred Seventy-Five Thousand Dollars ($1,375,000). The principal amount of the January 2006 Convertible Notes, together with accrued interest, shall be due and payable on demand by the holder thereof on the maturity date which is no earlier than sixty (60) days after the date such January 2006 Convertible Notes were issued (the “Original Maturity Date”), unless the January 2006 Convertible Notes are converted into common stock and warrants as described below. In the event that the January 2006 Convertible Notes are not converted by their Original Maturity Date, interest will begin to accrue at the rate of ten percent (10%) per annum.
     Each January 2006 Convertible Note shall convert into (i) such number of fully paid and nonassessable shares of Halo’s common stock equal to the aggregate outstanding principal amount due under the January 2006 Convertible Note plus the amount of all accrued but unpaid interest on the January 2006 Convertible Note divided by $1.25, and (ii) warrants (the “January 2006 Warrants”) to purchase a number of shares of Halo’s common stock equal to 75% of such number of shares of common stock. The January 2006 Convertible Notes shall so convert automatically (“Mandatory Conversion”) and with no action on the part of the holder on their Original Maturity Date to the extent that upon such conversion, the total number of shares of common stock then beneficially owned by such holder does not exceed 9.99% of the total number of issued and outstanding shares of Halo common stock. For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. In the event that a portion of the principal and interest under the January 2006 Convertible Notes has not been converted on the first Mandatory Conversion (and the holder has not demanded payment), there will be subsequent mandatory conversions until all of the principal and interest has been converted, provided that at each such Mandatory Conversion the total number of shares of common stock then beneficially owned by such lender does not exceed 9.99% of the total number of issued and outstanding shares of common stock. Prior to any such mandatory conversion the holder may at its option by writing to Halo, convert all or a portion of the principal and interest due under such holder’s January 2006 Convertible Notes into common stock and January 2006 Warrants provided that at each such conversion the total number of shares of common stock then beneficially owned by such holder does not exceed 9.99% of the total number of issued and outstanding shares of Halo common stock. By written notice to Halo, each holder may waive the foregoing limitations on conversion but any such waiver will not be effective until the 61st day after such notice is delivered to Halo. On July 21, 2006, the January 2006 Convertible Notes and the January 2006 Warrants were converted into Halo common stock.
January 2006 Subscription Agreements
     Also on January 27 and January 30, 2006, Halo entered into certain Subscription Agreements (the “January 2006 Subscription Agreements”) for the sale of the January 2006 Convertible Notes and the underlying common stock and January 2006 Warrants.

     The material terms of the January 2006 Subscription Agreements are as follows. Halo and the investors under the January 2006 Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act.
     The January 2006 Subscription Agreements further provide that Halo shall register the shares of common stock issuable upon conversion of the January 2006 Convertible Notes and upon conversion of the January 2006 Warrants (together, the “Registrable Shares”) via a suitable registration statement If a registration statement covering the Registrable Shares has not been declared effective after 180 days following the closing, the holders shall receive a number of shares of common stock equal to 1.5% of the number of shares received upon conversion of the January 2006 Convertible Notes for each 30 days thereafter during which the Registrable Shares have not been registered, subject to a maximum penalty of 9% of the number of shares received upon conversion of the January 2006 Convertible Notes.
     The January 2006 Subscription Agreements allow the Investors to “piggyback” on the registration statements filed by Halo. Halo agreed that it will maintain the registration statement effective under the Securities Act until the earlier of (i) the date that all of the Registrable Shares have been sold pursuant to such registration statement, (ii) all Registrable Shares have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, or (iii) all Registrable Shares may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) under the Securities Act.
     Upon the completion of the offering under the January 2006 Subscription Agreements, with a full round of investment of $10,000,000, the investors will have the right for 15 months after the final closing to invest, in the aggregate an additional $10,000,000 in common stock of Halo. The price of such followon investment will be $2.00 per share of common stock or a 20% discount to the prior 30 day trading period, whichever is lower; provided that the price per share shall not be less than $1.25. Each investor’s portion of this follow-on right shall be such investor’s pro rata amount of the January 2006 Convertible Notes issued pursuant to the January 2006 Subscription Agreements. Once Halo has issued a total of $5,000,000 of January 2006 Convertible Notes, the investors will be able to invest up to 50% of the amount which they may invest pursuant to this follow-on right; subsequent to the completion of the full round of $10,000,000 the investors may invest the remainder of the amount which they may invest pursuant to this follow-on right.
     Notwithstanding anything to the contrary in the January 2006 Subscription Agreements, the number of shares of common stock that may be acquired by any investor upon any exercise of this follow-on right (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise (or other issuance), the total number of shares of common stock then beneficially owned by such investor and its Affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such investor for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Halo common stock. By written notice to Halo, any investor may waive this provision, but any such waiver will not be effective until the 61st day after such notice is delivered to Halo.
     In addition to the $1,375,000 in January 2006 Convertible Notes issued January 27 and January 30, 2006, pursuant to the January 2006 Subscription Agreements, the following investors have exercised their rights to accept the terms of the January 2006 Subscription Agreements in lieu of the Series E Subscription Agreements:
•	the holder of the $500,000 principal amount September 2005 Note;

•	the holder of the $500,000 principal amount October 2005 Note that is still outstanding;

•	the holders of the $700,000 principal amount of Series E Notes;

•	David Howitt, who made a $150,000 short term loan to Halo;

•	the investor who had agreed to convert $67,500 in certain advisory fees due from Halo into a Series E Subscription Agreement.
     After the end of the fiscal year, all of these amounts have converted into common stock and warrants pursuant to the terms of the January 2006 Subscription Agreements. See, “Subsequent Events — Issuance of Common Stock and Warrants” below.
Investing Activities and Current Debt
     For the year ended June 30, 2006, the Company used approximately $17,422,000 for investing activities. During the same period, the Company paid approximately $507,000 in cash as part of consideration to acquire Kenosia, approximately

$16,345,000 in cash as part of consideration to purchase Tesseract, Process, DAVID, Profitkey, and Foresight from Platinum Equity, LLC, and approximately $573,000 in cash as part of consideration to purchase Executive Consultants, Inc. The purchase of Tesseract, Process, DAVID, Profitkey and Foresight were related party transactions.
     As of June 30, 2006, the Company had debt that matures in the next 12 months in the amount of approximately $8,475,000. This consists of $1,750,000 payable to Platinum Equity, LLC (seller of Tesseract, Process, David, Profitkey, and Foresight), $2,206,126 as current portion of Fortress debt, $1,243,864 due to ISIS, and $3,275,000 notes payable to other investors. The $500,000 note payable to Bristol Technology, Inc. has been paid off in the quarter ended March 31, 2006. $1,000,000 was paid to Platinum Equity, LLC on March 31, 2006 to reduce the note to the current balance. Of the $3,275,000 in notes payable, $3,225,000 converted into equity securities after the end of the fiscal year. See “Subsequent Events — Issuance of Common Stock and Warrants” below. In addition, the principal amounts due under the Credit Agreement with Fortress begin to amortize on August 2, 2006. The current portion of this loan under the Credit Agreement is $2,206,126 as of June 30, 2006.
     Halo continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. Halo can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.
Termination Agreement with InfoNow
     On June 26, 2006, Halo entered into a Termination Agreement” with InfoNow Corporation (“InfoNow”) under which Halo and InfoNow mutually agreed to terminate the Agreement and Plan of Merger dated December 23, 2005 (the “InfoNow Merger Agreement”) among Halo, InfoNow, and WTH Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of the Company. The InfoNow Merger Agreement was filed as Exhibit 10.110 to the Company’s Current Report on Form 8-K filed by the Company on December 27, 2005. The InfoNow Termination Agreement provides for the mutual release of any claims in connection with the InfoNow Merger Agreement by Halo or InfoNow against the other party. In addition, Halo agreed to pay $200,000 to InfoNow.
     As an inducement for Halo to enter into the InfoNow Merger Agreement and in consideration thereof, each of Michael W. Johnson, Jeffrey D. Peotter, Allan R. Spies and Duane Wentworth (collectively, the “Stockholders”) each a stockholder and director of InfoNow, had entered into a stockholder voting agreement (the “InfoNow Stockholder Agreement”). Pursuant to the terms of the InfoNow Stockholder Agreement, Halo was entitled to direct the voting of shares of InfoNow Common Stock held by the Stockholders. Pursuant to its terms, the InfoNow Stockholder Agreement terminated upon the termination of the InfoNow Merger Agreement. The Form of InfoNow Stockholder Agreement, dated as of December 23, 2005, by and among the Company and the Stockholders was included in Exhibit 10.110 to the Company’s Current Report on Form 8-K filed by the Company on December 27, 2005.
     A copy of the Termination Agreement was attached as Exhibit 10.124 to the Company’s Current Report on Form 8-K filed by the Company on June 30, 2006 and is incorporated herein by reference. The foregoing description of the Termination Agreement is qualified in its entirety by reference to the full text of the Termination Agreement.
Subsequent Events
     Issuance of Common Stock and Warrants
     On July 21, 2006, Halo issued an aggregate of 2,732,392 shares of common stock in conversion of (1) an aggregate of $1,850,000 invested Halo (and $126,041.67 of interest on such amount) as described in the Halo’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 (and $64,444.44 of interest on such amount) invested in Halo as described in the Halo’s Current Report on Form 8-K filed February 2, 2006. In addition, the investors received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share, are exercisable over a five year term and subject to certain adjustments as set forth in the warrant. A copy of the form of the warrant is attached as Exhibit 10.126 to the Company’s Current Report on Form 8-K filed July 27, 2006, and is incorporated herein by reference. In addition, 54,000 shares of common stock and warrants to acquire 40,500 shares of common stock were issued in payment of $67,500 in advisory fees.

     Agreement and Plan of Merger with Tenebril, Inc.
     On August 24, 2006 Halo entered into an Agreement and Plan of Merger (the “Tenebril Agreement”) with Tenebril Acquisition Sub, Inc., (“Merger Sub”) a wholly-owned subsidiary of the Company, Tenebril Inc., (“Tenebril” or the “Target”), and Sierra Ventures, as agent for the Target stockholders (the “Stockholders’ Agent”).
     Under the terms of the Tenebril Agreement, Tenebril was merged with and into the Merger Sub (the “Merger”) with Tenebril surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, the shares of Target Capital Stock issued and outstanding immediately prior to the effective time were converted into promissory notes issued by Halo (each, a “Tenebril Note” and collectively, the “Tenebril Notes”). The aggregate original principal amount of all Tenebril Notes issued by Halo was $3,000,000.
     The Tenebril Notes are due February 15, 2007, and accrue interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company option, the Company may convert some or all of the amount due under the Tenebril Notes into shares of Common Stock of the Company. The number of shares issued upon conversion will be the total amount being converted divided by the Conversion Price then in effect. The Conversion Price is 85% of the Market Price as defined in the Tenebril Notes.
     At the Closing, the Company also delivered to the Target Broker a promissory note (the “Target Broker Promissory Note”). The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and is due on February 15, 2007.
     Under the Tenebril Agreement, Tenebril made certain customary representations and warranties to the Company concerning Tenebril and the Company made certain customary representations and warranties to Tenebril. The Tenebril Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits.
     Also on August 24, 2006, the Company entered into an Investors’ Agreement (the “Tenebril Investors’ Agreement”) with the Target Stockholders. This agreement provides for the registration of shares of the Company’s Common Stock in the event the Company issues shares upon conversion of the Tenebril Notes. Under the Tenebril Investors’ Agreement, the Company shall, within thirty (30) days after the issuance of such shares (the “Registrable Shares”), prepare and file a registration statement on Form SB-2 or an equally suitable registration statement (the “Registration Statement”) for the purpose of registering all of the Registrable Shares for resale. Such Registration Statement also shall cover, to the extent allowable under the 1933 Act and the rules promulgated thereunder (including Rule 416), such indeterminate number of additional shares of Common Stock resulting from stock splits, stock dividends or similar transactions with respect to the Registrable Securities. The Company agreed to use its best efforts to cause such Registration Statement to be declared effective by the Securities and Exchange Commission (the “SEC”) at the earliest practicable date thereafter. The Company also agreed to use its best efforts to keep the Registration Statement effective (the “Effectiveness Period”) (subject to reasonable blackout provisions as may be required in order to comply with the securities laws) until the earlier of: (i) twenty four (24) months after the date that the Registration Statement is declared effective by the SEC; (ii) the date when all of the Registrable Shares covered by the Registration Statement are sold; or (iii) the date when Rule 144(k) is available with respect to all of the securities covered by such Registration Statement.
     A copy of the Tenebril Agreement is attached as Exhibit 10.127 to the Company’s Current Report on Form 8-K filed August 30, 2006, and is incorporated herein by reference. A copy of the form of Tenebril Notes is attached as Exhibit 10.128, to the Company’s Current Report on Form 8-K filed August 30, 2006 and is incorporated herein by reference and a copy of the Tenebril Investors’ Agreement is attached as Exhibit 10.129 to the Company’s Current Report on Form 8-K filed August 30, 2006, and is incorporated herein by reference. The foregoing description of the Tenebril Agreement, the Tenebril Notes and the Tenebril Investors’ Agreement is qualified in its entirety by reference to the full text of the agreements.
     Amendment to Current Report on Form 8-K Regarding Third Quarter Earnings
     In the Company’s fiscal 2006 third quarter earnings release, dated May 15, 2006, and furnished to the SEC as a Current Report on Form 8-K on May 15, 2006, the Company reported that it had achieved “positive cash flow from operations” and that it was generating “positive operating cash flow (on a pro forma EBITDA basis).” In making this statement, the Company included in its calculation of EBITDA (earnings before interest, taxes, depreciation and amortization) historical deferred revenues from acquired companies (as recorded on the historical financial statements of the acquired companies prior to acquisition) without giving effect to the “deferred revenue fair value reduction” required by GAAP and purchase accounting when concluding that its cash flow on a pro forma EBITDA basis was positive for the quarter ended March 31, 2006. Without the inclusion of this historical deferred revenues from acquired companies or if the Company had given effect to the “deferred revenue fair value reduction”, the Company would not have reported positive cash flow from operations on an EBITDA basis for the quarter ended March 31, 2006. After discussions with the Company’s independent auditors and staff at the Securities and Exchange Commission, the Company has agreed not to use the measure “pro forma EBITDA basis.” The Company has amended its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 to remove pro forma information with respect to “Deferred Revenues” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-GAAP Financial Measures.”
     Restatements of Periodic Reports
     In the course of responding to comments received from the SEC in connection with the Company’s registration statement on Form S-4 filed April 5, 2006, and amended on June 1, 2006, the Company identified errors resulting from the improper treatment of certain warrants to acquire common stock of the Company. The Company had treated the warrants as equity, but the warrants should have been treated as liabilities.
     Accordingly, on September 1, 2006, the Company’s Board of Directors determined that investors should not rely on the Company’s (a) consolidated financial statements for the period ended June 30, 2005 and the report thereon of the Company’s independent registered public accountants, included in the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28. 2005, (b) condensed consolidated financial statements for the period ended September 30, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2005, (c) condensed consolidated financial statements for the period ended December 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 15, 2006, and (d) condensed consolidated financial statements for the period ended March 31, 2006, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006. The Board of Directors subsequently determined that investors should not rely on the Company’s condensed consolidated financial statements for the period ended March 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2005.
     As a result of these determinations, the Company has amended its Annual Report for the year ended June 30, 2005 and its Quarterly Reports for the interim periods ended March 31, 2006, December 31, 2005, September 30, 2005, and March 31, 2005. The amended Annual Report and the amended Quarterly Reports were filed with the SEC on October 11, 2006. The Company’s Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.
     The effects of these restatements on the Consolidated Statements of Operations for the twelve months ended June 30, 2005 and the three months ended March 31, 2006 are as follows:

	12 months Ended June 30, 2005
	As Previously	Restatement	Adjusted
	Reported	Adjustments	Financials
Revenue	$5,123,922	$—	$5,123,922
Net (loss)	(15,372,939)	(35,885,911)	(51,258,850)
Beneficial conversion and preferred dividends	(7,510,590)	(13,993,088)	(21,503,678)

Loss attributable to common stockholders	$(22,883,529)	$(49,878,999)	$(72,762,528)

Loss per share — basic	$(11.97)		$(38.06)
Loss per share — diluted	$(11.97)		$(38.06)

Weighted-average number of common shares — basic	1,912,033		1,912,033
Weighted-average number of common shares — diluted	1,912,033		1,912,033

	9 months Ended March 31, 2006
	As Previously	Restatement	Adjusted
	Reported	Adjustments	Financials
Revenue	$16,786,583	$—	$16,786,583
Net income (loss)	(12,692,855)	34,052,427	21,359,572
Beneficial conversion and preferred dividends	(1,069,162)	—	(1,069,162)

Income (loss) attributable to common stockholders	$(13,762,017)	$34,052,427	$20,290,410

Income (loss) per share — basic	$(2.97)		$4.38
Income (loss) per share — diluted	$(2.97)		$0.77

Weighted-average number of common shares — basic	4,637,578		4,637,578
Weighted-average number of common shares — diluted	4,637,578		27,860,277
     Purchase and Exchange Agreement with Unify
     On September 13, 2006, Halo and Unify Corporation (“Unify”) entered into a Purchase and Exchange Agreement (the “Unify Purchase Agreement”). Under the Unify Purchase Agreement, Halo agreed to sell its subsidiary, Gupta Technologies, LLC, to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) 5,000,000 shares of Unify common stock, (iv) warrants to acquire 750,000 shares of Unify stock, (v) $5,000,000 in cash, of which Halo has received $500,000 as a deposit (the “Deposit”), and (vi) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Unify Purchase Agreement, the “Working Capital Adjustment”).
     The Unify Purchase Agreement includes customary representations and warranties concerning the parties to the agreement and the assets and liabilities of the businesses being exchanged. The Unify Purchase Agreement also includes covenants governing, among other things, the operations of these businesses in the ordinary course of business prior to the closing.
     Consummation of the transactions is subject to several closing conditions, including, among others, that neither of the businesses being exchanged shall have suffered a material adverse change, and that Unify has received financing in an amount sufficient, together with any available funds from Unify’s working capital, to enable Unify to pay the remaining portion of the Cash Purchase Price to Halo at the Closing. In addition, it is a condition to the Closing that Halo shall have received all consents required from its secured lenders.
     The Unify Purchase Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits contained in the Unify Purchase Agreement and provided further that neither party shall be liable for damages in excess of certain limits contained in the Unify Purchase Agreement.
The Unify Purchase Agreement may be terminated if the transactions do not close on or before December 29, 2006, for failure to meet closing conditions, and for other reasons set forth in the agreement. In the event of termination, the Deposit may be converted into equity securities of Halo (shares and warrants, if applicable), retained by Halo, or refunded by Halo depending on the reason for termination.
A copy of the Unify Purchase Agreement is attached as Exhibit 10.130 to the Company’s Current Report on Form 8-K filed September 19, 2006, and is incorporated herein by reference. The foregoing description of the Unify Purchase Agreement is qualified in its entirety by reference to the full text of the Unify Purchase Agreement. Other exhibits to the Unify Purchase Agreement, which have not been filed with this Current Report on Form 8-K, will be furnished to the Securities and Exchange Commission upon request.

     Termination Agreement with Unify
     On September 13, 2006, Halo and Unify entered into a Termination Agreement (the “Unify Termination Agreement”) terminating the Merger Agreement entered into by Halo and Unify on March 14, 2006. A copy of the Merger Agreement was filed as Exhibit 10.118 to Halo’s Current Report on Form 8-K filed March 20, 2006, a copy of Amendment No. 1 to the Merger Agreement was filed as Exhibit 10.123 to Halo’s Current Report on Form 8-K filed May 24, 2006, and a copy of Amendment No. 2 to the Merger Agreement was filed as Exhibit 10.125 to Halo’s Current Report on Form 8-K filed July 11, 2006. The Unify Termination Agreement further provides for the mutual release of any claims in connection with the Merger Agreement by Halo or Unify against the other party.
     In connection with the Merger Agreement, two shareholders of Unify had executed stockholder agreements (together, the “Stockholder Agreement”) with Halo, requiring these stockholders to vote their Unify shares in favor of the Merger. Pursuant to the terms of the Stockholder Agreement, Halo was entitled to direct the voting of shares of Unify Common Stock held by the Stockholders. Pursuant to its terms, the Stockholder Agreement terminated upon the termination of the Merger Agreement. A copy of the form of Stockholder Agreement was filed as Exhibit 10.119 to Halo’s Current Report on Form 8-K filed March 20, 2006.
     A copy of the Purchase Agreement was attached as Exhibit 10.131 to the Company’s Current Report on Form 8-K filed September 19, 2006, and is incorporated herein by reference. The foregoing description of the Unify Termination Agreement is qualified in its entirety by reference to the full text of the Unify Termination Agreement.
     Equity Purchase Agreement with RevCast, Inc.
     On September 15, 2006, Halo entered into an Equity Purchase Agreement (the “RevCast Purchase Agreement”) with the stockholders (the “RevCast Stockholders”) of RevCast, Inc., (“RevCast”) and the members (the “Enterprises Members”) of RevCast Enterprises, LLC (“Enterprises;” and, together with RevCast, the “Acquired Companies”). The RevCast Stockholders and the Enterprises Members are collectively referred to as the “Sellers.”
     Pursuant to the RevCast Purchase Agreement, Halo acquired all of the equity securities of the Acquired Companies (the “Equity Interests”) from the Sellers in exchange for the Purchase Price. The Purchase Price for the Equity Interests was 350,000 shares of the Halo’s common stock, as well as the Royalty Payments, if and when due under the RevCast Purchase Agreement. The Royalty Payments are defined in the RevCast Purchase Agreement as twenty percent (20%) of revenues generated by the assets of the Acquired Companies. The Royalty Payments will be paid in cash quarterly. The maximum Royalty Payment will be $400,000.
     The RevCast Purchase Agreement includes customary representations and warranties concerning the parties to the agreement and the Acquired Companies’ assets and liabilities. The RevCast Purchase Agreement also contains indemnity terms which provide that the Sellers shall indemnify Halo, and Halo shall indemnify the Sellers, for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits contained in the RevCast Purchase Agreement, and, provided further, that neither party shall be liable for damages in excess of certain limits contained in the RevCast Purchase Agreement.
     A copy of the RevCast Purchase Agreement was attached as Exhibit 10.132 to the Company’s Current Report on Form 8-K filed September 21, 2006, and is incorporated herein by reference. The foregoing description of the RevCast Purchase Agreement is qualified in its entirety by reference to the full text of the RevCast Purchase Agreement.
     Subordinated Debt Financing
     On October 12, 2006, the Company entered into that certain Subscription Agreement (the “Subscription Agreement”) for the sale of the certain convertible promissory notes (each a “Note” and collectively, the “Notes”) and warrants (the “Warrants”) to acquire common stock in the Company. In connection with these transactions, the Company and the investors entered into certain subordination agreements concerning the priority of the Company’s debt, and certain ancillary agreements, which are all described below.
     The Company sold Notes in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) under the Subscription Agreement. The Company received $1,500,000 in cash from the Investor. and 1,000,000 shares of its common stock in exchange for the issuance of these Notes. The Notes are convertible into common stock at any time at the option of the holder. The maturity date of the Notes is three years after the date of issuance. In the event that the Notes are not converted by the maturity dates of the Notes, any principal outstanding will then be due and payable. Interest on outstanding principal amounts accrues at the rate of ten percent (10%) per annum and is payable in shares of the Company’s common stock. The Company may prepay the amount due under the Notes at any time, provided that the Company make a proportional prepayment on any other Notes sold under the Subscription Agreement. If the holder of the Notes elects to convert the Note into common stock, the holder will receive a number of shares equal to the amount of principal being converted, divided by the conversion price, which is $0.68, subject to change as provided in the Note. In addition, the Company issued Notes in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement in exchange for 1,000,000 shares of the Company’s common stock.
     Pursuant to the Subscription Agreement the Company issued Warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes. Accordingly, the Company issued warrants to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000. The warrants have a conversion price of $.80 per share (subject to certain anti-dilution adjustments as provided in the Warrant) and are exercisable for a period of 5 years. The Company did not issued warrants in connection with the issuance of the $1,250,000 Note.
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act of 1933, as amended.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “Registrable Shares”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. If a registration statement covering the Registrable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement. The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
     On October 12, 2006, the Company entered into that a letter agreement (the “Vision Agreement”) with Vision Opportunity Master Fund, Ltd. (“Vision”). In consideration for Vision’s entering into the Subscription Agreement and acting as lead investor, in addition to the Notes and Warrants that issued pursuant to the Subscription Agreement, the Company also issued to Vision warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes purchased by Vision. Accordingly, the Company issued to Vision additional warrants (the “Additional Warrants”) to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000.
     Furthermore, the Company agreed that, for as long as Vision is a holder of at least 25% of the Notes or Warrants purchased under the Subscription Agreement (or the shares of Common Stock issuable upon the conversion or exercise thereof), Vision will have the right to nominate one director to the Company’s board of directors. The Company shall recommend that its shareholders approve such nomination at any shareholders’ meeting for the election of directors or in connection with any written consent of shareholders of the election of directors.
     Under the Vision Agreement, the Company agreed to reduce its parent company overhead by a minimum of 25% within six (6) months of the Closing and represented that it shall use at least $5 million of the estimated $6 million in proceeds from the sale of its Gupta subsidiary to reduce the amount of its indebtedness to Fortress Credit Corp.
     On October 12, 2006 the Company entered into that certain Subordination Agreement (the “Subordination Agreement”) with the Investor under the Subscription Agreement and Fortress Credit Corp. (“Fortress”), Halo’s senior creditor pursuant to which the Investor agreed that the Notes are expressly subordinate and junior in right of payment to all senior obligations owed by the Company to Fortress or another senior lender under Halo’s existing senior credit facility with Fortress. Also under this Subordination Agreement, Fortress consented to the issuance of the Notes and the other transactions set forth in the Subscription Agreement.
     On October 12, 2006 the Company entered into that certain Intercreditor and Subordination Agreement (the “Intercreditor Agreement”) with the Investor under the Subscription Agreement and Halo’s existing subordinated debt lenders (the “Existing Lenders”), Crestview Capital Master, LLC (“Crestview”) and CAMOFI Master LDC (“CAMOFI”). Under the Intercreditor Agreement the Investor agreed that the Notes are expressly subordinate and junior in right of payment to all senior obligations owed by the Company to the Existing Lenders under Halo’s existing subordinated notes purchased by the Existing Lenders under that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005.
     On October 12, 2006 the Company, the Investor, the Existing Lenders, and Fortress entered into a letter agreement (the “Fortress Letter Agreement”) whereby the parties agreed not to amend or modify the Intercreditor Agreement without the prior written consent of Fortress.
     On October 12, 2006 the Company, Crestview and CAMOFI entered into a Consent Agreement (the “Consent”) whereby Crestview and CAMOFI consented to the transactions contemplated by the Subscription Agreement in consideration of: (i) the Company adjusting the “Conversion Price” set forth in the Subordinated Notes held by Crestview and CAMOFI to be modified from $1.00 to $0.68, and (ii) the “Warrant Price” set forth in the existing warrants held by those entities to be modified from $1.25 to $0.68.
     Amendment No. 2 to Fortress Credit Agreement
     On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment Agreement”) between the Company and Fortress relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, certain covenants were amended or replaced, as follows:
     The Company will not permit the Total Debt to EBITDA Ratio to exceed (a) 3.4 to 1 during the period from the April 1, 2006 to, and including, June 30, 2006, (b) 4.0 to 1 during the period from July 1, 2006 to, and including, September 30, 2006, (c) 4.0 to 1 during the period from October 1, 2006 to, and including, December 31, 2006, (d) 1.5 to 1 during the period from January 1, 2007 to, and including, March 31, 2007, (e) 1.5 to 1 during the period from April 1, 2007 to, and including, June 30, 2007 and (f) 1.5 to 1 during the period from July 1, 2007 to, and including, September 30, 2007.
     The Company will not permit its Cash Interest Coverage Ratio to fall below (a) 3.5 to 1 during the period from the April 1, 2006 to, and including, June 30, 2006, (b) 2.6 to 1 during the period from July 1, 2006 to, and including, September 30, 2006, (c) 2.0 to 1 during the period from October 1, 2006 to, and including, December 31, 2006, (d) 1.7 to 1 during the period from January 1, 2007 to, and including, March 31, 2007, (e) 2.2 to 1 during the period from April 1, 2007 to, and including, June 30, 2007 and (f) 3.0 to 1 during the period from July 1, 2007 to, and including, September 30, 2007.
     The Company will not permit the Fixed Charge Covenant Ratio to fall below (a) 3.2 to 1 during the period from the April 1, 2006 to, and including, June 30, 2006, (b) 1.9 to 1 during the period from July 1, 2006 to, and including, September 30, 2006, (c) 1.3 to 1 during the period from October 1, 2006 to, and including, December 31, 2006 (d) 1.0 to 1 during the period from January 1, 2007 to, and including, March 31, 2007, (e) 1.0 to 1 during the period from April 1, 2007 to, and including, June 30, 2007 and (f) 1.0 to 1 during the period from July 1, 2007 to, and including, September 30, 2007.
     The Company will not permit the aggregate amount of Capital Expenditures by the Group during any twelve month period to exceed US$300,000.
     All defined terms have the meanings set forth in the Amendment Agreement.
Working Capital Requirements
     Halo’s future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and Halo’s ability to maintain its current customers and successfully market its products, as well as any future acquisitions it undertakes. Halo intends to meet its cash needs, as in the past, through cash generated from operations, the proceeds of privately placed equity issuances and debt. Even without further acquisitions, in order to meet its financial obligations including repayment of outstanding debt obligations, Halo will have to issue further equity and engage in further debt transactions. There can be no guarantee that Halo will be successful in such efforts. In the absence of such further financing, Halo will either be unable to meet its debt obligations or with have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.
     Halo’s working capital requirements as of June 30,2006 was a deficit of approximately $23.2 million, comprised primarily of accounts payable and accrued expenses, $8.1 million, deferred revenue, $13.4 million, and short-term debt, $7.6 million, which was partially offset by cash $853,000, accounts receivable, $4.1 million, and other prepaid expenses, $996,000. Halo’s working capital as of June 30, 2005 was a deficit of approximately $5.3 million, comprised primarily of accounts payable and accrued expenses, $4.6 million, deferred revenue, $3.4 million, and current notes payable, $1.3 million, which was partially offset by cash, $1.5 million, accounts receivable, $2 million and other prepaid expenses, $0.4 million.
     The material increase in our capital requirements for the fiscal year, ended June 30, 2006, over the prior year is primarily due to the increase in headcount and compensation costs resulting from the acquisition of eight companies since June 30, 2005, and the expansion of our management team to lead the Company’s acquisition, integration and management of our operating subsidiaries. As of June 30, 2005, Halo employed 57 people. As of June 30, 2006, Halo employed 234 people. Our accounts payable and accrued expenses similarly increased, rising from $4.6 million on June 30, 2005 to $8.1 million as of June 30, 2006. Likewise, our debt service has increased, primarily due to loans under the Fortress credit facility, the proceeds of which were used to fund part of the purchase price for the five companies we acquired in October 2005.
     The Company expects its spending on research and development in the current fiscal year to remain consistent with the level of such expenditures in the fiscal year ended June 30, 2006, subject to changes in operations due to acquisitions or sales of subsidiary companies.
     The Company anticipates further material increases in its operating costs for the current fiscal year ending June 30, 2007. We expect substantially increasing operating expenses in connection with the growth of our operations, the development of our enterprise technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during the year ending June 30, 2007 will depend on numerous factors including the amount of resources we devote to:
•	Funding the continued development of our products;

•	Sales and marketing efforts;

•	improving and extending our services and the technologies used to deliver these services to our customers;

•	pursuing other strategic acquisitions and alliances; and

•	making possible investments in businesses, products and technologies.
Given our current cash position, and our expectations of cash flows from operations, we anticipate requiring additional working capital of approximately $4 to $6 million for the year ending June 30, 2007 of which we have received $1.5 million in a transaction completed October 12, 2006, see “Subsequent Events — Subordinated Debt Financing.” We expect to pursue equity or debt financing in order to meet these capital needs. There can be no assurance that we will be successful in such efforts. In the absence of such further financing, Halo will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.
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
     Vendor specific objective evidence of fair value for undelivered elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and maintenance contracts is measured by the renewal rate offered to the customer.
Business Combinations and Deferred Revenue
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
     We have acquired several software companies in fiscal 2006, and we plan to make more acquisitions in the future. Acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by the Company in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” Under this guidance, the Company estimates fair values of acquired deferred revenue by adding an approximated normal profit margin to the estimated cost required to fulfill the obligation underlying the deferred revenue. As a result of this valuation, the deferred revenues of the acquired companies normally decrease substantially. In the enterprise software industry, this reduction averages between forty to sixty percent of the original balance. The reduction of the deferred revenue has a negative effect on the recognized revenue until the deferred revenue balance builds up to a normal level of the acquired business. The length of this effect depends on contracts underlying the deferred revenue. As the Company continues to acquire more businesses in the enterprise software industry, the effect of this deferred revenue valuation will have significant effect on the Company’s results of operations.
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
     We have recorded a significant amount of goodwill on our balance sheet. As of June 30, 2006, goodwill was approximately $28 million, representing approximately 47% of our total assets and approximately 52% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we will make. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations. As of years ended June 30, 2006 and 2005, the Company had goodwill impairment charges of $5.2 million and $3.9 million, respectively.
Stock-Based Compensation
     Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Ì Transition and Disclosure.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As a result, compensation cost of the Company for the year ended June 30, 2006 includes compensation expense for unvested portion of all the stock options outstanding and all the stock options granted after the effective date. No restatement has been made to prior periods. We had applied APB 25’s intrinsic value method up to December 31, 2005, and presented pro forma income statements in the footnote to show the effect of FAS123(R) as if it had been implemented in the prior periods.
ITEM 7. FINANCIAL STATEMENTS.
     The financial statements and related notes responsive to this Item 7, together with the report of the Independent Registered Public Accounting Firm, are included as an appendix to this report as indexed on page F-1.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 8A. CONTROLS AND PROCEDURES.
     As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s principal executive officer, and Mark Finkel, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)

pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Finkel have each concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis except as follows:
     A material control weakness is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As of June 30, 2006, the management has identified that one of the Company’s subsidiaries, Process Software, LLC (“Process”), has a material control weakness in its revenue recognition process.
     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Under SOP 97-2, service revenue for maintenance contracts is deferred and recognized ratably over the term of the agreement. Process sometimes started this ratable recognition earlier or later than the actual contract date while it recognized the revenue over a shorter or longer period on other occasions. These resulted in improper revenue recognition, either understating or overstating the revenue and earnings. Process also demonstrated inconsistency in recording accounts receivable. The Company usually invoices its customers either on receipt of a purchase order or on signing of a contract. The invoiced amount is recorded as accounts receivable as of the invoice date. Process sometimes recorded accounts receivable earlier or later than the actual invoice date, resulting in over or understatement of accounts receivable. Process lacked the discipline and training of the personnel who record its sales transactions. It also lacked the monitoring process to mitigate these weaknesses.
     These material weaknesses impacted our ability to properly record and report the financial results during the fiscal year 2006. However, the Company’s management is actively engaged in remediation efforts to address this material weaknesses identified in our internal control over financial reporting. The Company has transitioned sales invoicing responsibilities from non-accounting personnel to accounting personnel better trained to process such documents. The Company is also in the process of implementing a new accounting system, which the Company anticipates will enable the Company to monitor ongoing activities without increasing staff level.
     The total net adjustments as a result of this weakness was less than $35,000 in the fiscal year ended June 30, 2006.
     The Company’s management believes that the Company will be able to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may not occur and not be detected
     The changes in our internal control over financial reporting described above were implemented subsequent to the year ended June 30, 2006. There were no changes in our internal control over financial reporting identified in management’s evaluation during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In the course of responding to comments received from the SEC in connection with the Company’s registration statement on Form S-4 filed April 5, 2006, and amended on June 1, 2006, the Company identified errors resulting from the improper treatment of certain warrants to acquire common stock of the Company in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”. The Company had treated the warrants as equity, but the warrants should have been treated as liabilities.
     Accordingly, on September 1, 2006, the Company’s Board of Directors determined that investors should not rely on the Company’s (a) consolidated financial statements for the period ended June 30, 2005 and the report thereon of the Company’s independent registered public accountants, included in the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28. 2005, (b) condensed consolidated financial statements for the period ended September 30, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2005, (c) condensed consolidated financial statements for the period ended December 31, 2005, included in the Company’s Quarterly

Report on Form 10-QSB filed with the SEC on February 15, 2006, and (d) condensed consolidated financial statements for the period ended March 31, 2006, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006. The Board of Directors subsequently determined that investors should not rely on the Company’s condensed consolidated financial statements for the period ended March 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2005.
     As a result of these determinations, the Company has amended its Annual Report for the year ended June 30, 2005 and its Quarterly Reports for the interim periods ended March 31, 2006, December 31, 2005, September 30, 2005, and March 31, 2005. The amended Annual Report and the amended Quarterly Reports were filed with the SEC on October 11, 2006. The Company’s Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.
     In the Company’s fiscal 2006 third quarter earnings release, dated May 15, 2006, and furnished to the SEC as a Current Report on Form 8-K on May 15, 2006, the Company reported that it had achieved “positive cash flow from operations” and that it was generating “positive operating cash flow (on a pro forma EBITDA basis).” In making this statement, the Company included in its calculation of EBITDA (earnings before interest, taxes, depreciation and amortization) historical deferred revenues from acquired companies (as recorded on the historical financial statements of the acquired companies prior to acquisition) without giving effect to the “deferred revenue fair value reduction” required by GAAP and purchase accounting when concluding that its cash flow on a pro forma EBITDA basis was positive for the quarter ended March 31, 2006. Without the inclusion of this historical deferred revenues from acquired companies or if the Company had given effect to the “deferred revenue fair value reduction”, the Company would not have reported positive cash flow from operations on an EBITDA basis for the quarter ended March 31, 2006. After discussions with the Company’s independent auditors and staff at the Securities and Exchange Commission, the Company has agreed not to use the measure “pro forma EBITDA basis.” The Company has amended its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 to remove pro forma information with respect to “Deferred Revenues” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-GAAP Financial Measures.”
ITEM 8B. OTHER INFORMATION.
     None.

PART III
ITEMS 9, 10, 11, 12, and 14.
     The information required by Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB is incorporated by reference from the information contained in the 2006 Proxy Statement to be filed on or about October 28, 2006.
ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3.1 (1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2 (1)	Bylaws of WARP Technology Holdings, Inc.

3.3 (2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4 (6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8 (10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9 (12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10 (16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11 (17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12 (26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

3.13 (33)	Certificate of Amendment to Articles of Incorporation of Halo Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada, effective April 2, 2006.

4.1 (1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2 (13)	Form of Bridge Note issued October 13, 2004 by Warp Technology Holdings, Inc.

4.3 (14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4 (14)	Form of Senior Secured Promissory Note.

4.5 (14)	Form of Initial Warrant and Additional Warrant

4.6 (14)	Form of Subordinated Secured Promissory Note

4.7 (14)	Form of Warrant

4.8 (14)	Form of Convertible Promissory Note

4.9 (19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10 (20)	Form of Promissory Note

4.11 (20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp

Exhibit No.	Description of Exhibit

Technology Holdings, Inc.

4.12 (24)	Form of Promissory Note first issued October 21, 2005.

4.13 (24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14 (30)	Form of Note first issued January 11, 2006

4.15 (31)	Form of Note first issued January 27, 2006.

4.16	Form of Note first issued October 12, 2006.

4.17	Form of Warrant first issued October 12, 2006.

10.1 (10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among Warp Technology Holdings, Inc. and the Persons listed on Schedule 1.01 thereto.

10.3 (3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 (3)	Form of the Financial Consulting Agreement dated May 16, 2002 between Warp Technology Holdings, Inc. and Lighthouse Capital, Inc.

10.5 (3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 (3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7 (4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technology Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8 (5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 (5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10 (5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 (5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12 (6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13 (8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 (8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15 (9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16 (10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among Warp Technology Holdings, Inc. and the Persons listed on Schedule 1.01 thereto.

10.17 (10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp Technology Holdings, Inc., the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18 (11)	Form of Employment Agreement for Ron Bienvenu and Warp Technology Holdings, Inc. made as of August 4, 2004

10.20 (11)	Form of Employment Agreement for Ernest Mysogland and Warp Technology Holdings, Inc. made as of August 4, 2004

10.22 (11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528

Exhibit No.	Description of Exhibit

shares of Common Stock of Warp Technology Holdings, Inc., par value $0.00001 per share.

10.24 (11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of Warp Technology Holdings, Inc., par value $0.00001 per share.

10.26 (11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.27 (11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30(13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31(13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32(13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33(14)	Amendment No. 2 to Extension Agreement by and between Warp Technology Holdings, Inc. and Gupta Holdings, LLC.

10.34 (14)	Amendment No. 3 to Extension Agreement by and between Warp Technology Holdings, Inc. and Gupta Holdings, LLC

10.35 (14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between Warp Technology Holdings, Inc. and Gupta Holdings, LLC

10.36 (14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between Warp Technology Holdings, Inc. and the Investors as identified therein.

10.37 (14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among Warp Technology Holdings, Inc., and the persons listed on Exhibit A thereto.

10.38 (14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among Warp Technology Holdings, Inc. and the Purchasers identified therein.

10.39 (14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among Warp Technology Holdings, Inc. and the Purchasers identified therein.

10.40 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Technology & Holdings, Inc. and Collateral Agent (as defined therein).

10.41 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.42 (14)	Senior Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.43 (14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.44 (14)	Senior Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.45 (14)	Subordinated Security Agreement, dated as of January 31, 2005, between Warp Technology Holdings, Inc. and Collateral Agent (as defined therein).

10.46 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.47 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

Exhibit No.	Description of Exhibit

10.48 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.49 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.50 (14)	Intercreditor and Subordination Agreement dated as of January 31, 2005, by and among: the Subordinated Noteholders, the Senior Noteholders, Warp Technology Holdings, Inc., Warp Solutions, Inc., Gupta Technologies, LLC, and the Collateral Agent (as such terms are defined therein).

10.51 (14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52 (14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53 (15)	Separation Agreement, dated as of March 3, 2005, by and between Warp Technology Holdings, Inc. and Gus Bottazzi.

10.54 (18)	Letter Agreement dated October 31, 2003 by and between Gupta Technologies, LLC and Jeffrey L. Bailey.

10.55 (18)	Letter Agreement dated August 4, 2004 by and between Gupta Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.

10.56 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.

10.57 (18)	Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.

10.58 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended January 1, 2005.

10.59 (18)	Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended October 1, 2004.

10.60 (18)	Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC.

10.61 (18)	OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta Technologies, LLC, as amended September 8, 1995, September 30, 1999, December 21, 1999, March 23, 2001, and December 31, 2004.

10.62 (18)	Service Agreement dated March 27, 2002 by and between Offshore Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.

10.63 (18)	Services Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.64 (18)	OEM Product Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.65 (18)	Qt Commercial License Agreement for Enterprise Edition dated as of December 15, 2004 by and between Trolltech Inc. and Gupta Technologies, LLC.

10.66 (18)	OEM License Agreement dated January 1, 2004 by and between Graphics Server Technologies, L.P. and Gupta Technologies, LLC.

Exhibit No.	Description of Exhibit

10.67 (18)	Shrinkwrap software license agreement with Data Techniques, Inc. for the ImageMan software product.

10.68 (18)	Shrinkwrap software license agreement with Rogue Wave Software Inc. for the Rogue Wave Stingray software product.

10.69 (18)	Lease Agreement dated July 19, 2001 by and between Westport Joint Venture and Gupta Technologies, LLC, together with amendments thereto.

10.70 (18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71 (19)	Pledge and Security Agreement by and among Warp Technology Holdings, Inc., Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72 (20)	Credit Agreement dated August 2, 2005 between Warp Technology, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73 (20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technology Holdings, Inc., and Fortress Credit Corp.

10.74 (20)	Security Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc. and Fortress Credit Corp.

10.75 (20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc. and Fortress Credit Corp.

10.76 (20)	Pledge Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc. and Fortress Credit Corp.

10.77 (20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc, the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.78 (20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79 (20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80 (20)	Deed dated August 2, 2005 between Warp Solutions Limited and Fortress Credit Corp.

10.81 (20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82 (20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83 (20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84 (21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85 (21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technology Holdings, Inc.

10.86 (22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87 (22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88 (23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

Exhibit No.	Description of Exhibit

10.89 (23)	Warrant to purchase 181,818 shares of common stock, par value $0.00001 per share issued to DCI Master LDC

10.90 (25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91 (25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92 (25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93 (25)	Fiscal 2006 Halo Senior Management Incentive Plan

10.94 (26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95 (26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96 (26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97 (26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98 (26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99 (26)	Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100 (26)	Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101 (26)	Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104 (26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105 (26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106 (26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107 (26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108 (26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109 (27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.111 (28)	Employment Agreement with Mark Finkel

10.112 (28)	Non-Competition Agreement with Mark Finkel

10.113 (28)	Confidentiality Agreement with Mark Finkel

10.114 (29)	Form of Agreement Regarding Warrants

10.115 (30)	Subscription Agreement entered into January 11, 2006

10.116 (31)	Subscription Agreement first entered into January 27, 2006

10.117 (32)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

Exhibit No.	Description of Exhibit

10.120 (34)	Amendment and Consent, dated as of March 31, 2006 between Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.121 (35)	Lease with 200 Railroad LLC. Certain exhibits and schedules to the Lease are referred to in the text thereof and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

10.122 (37)	Form of Consent Agreement entered into by certain Series C Preferred Stockholders and Halo Technology Holdings, Inc.

10.126 (38)	Form of Warrant issued July 21, 2006.

10.127 (39)	Agreement and Plan of Merger dated August 24, 2006 between Halo Technology Holdings, Inc., Tenebril Acquisition Sub, Inc., Tenebril Inc., and Sierra Ventures.

10.128 (39)	Form of Promissory Note Issued to Tenebril Stockholders

10.129(39)	Investors’ Agreement dated August 24, 2006 between Halo Technology Holdings, Inc. and the Investors named therein.

10.130 (40)	Purchase and Exchange Agreement between Halo and Unify Corporation dated September 13, 2006.

10.131 (40)	Termination Agreement among Halo, UCA Merger Sub, Inc., and Unify Corporation, dated September 13, 2006.

10.132 (41)	Equity Purchase Agreement among Halo, the RevCast Stockholders and the Enterprises Members dated September 15, 2006.

10.133 (42)	Subscription Agreement first entered into October 12, 2006.

10.134 (42)	Letter Agreement between the Company and Vision dated October 12, 2006.

10.135 (42)	Form of Subordination Agreement among the Company, Fortress and other lenders.

10.136 (42)	Form of Intercreditor and Subordination Agreement with Existing Subordinated Lenders.

10.137 (42)	Letter Agreement with Fortress.

10.138 (42)	Consent Agreement with Subordinated Lenders

10.139 (42)	Amendment No. 2 to Fortress Credit Agreement

21.1 (36)	Subsidiaries of Halo Technology Holdings, Inc.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by Warp Technology Holdings, Inc. on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Warp Technology Holdings, Inc. on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K field on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technology Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technology Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(30)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(31)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(32)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006.

(33)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 31, 2006.

(34)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed April 3, 2006.

(35)	Incorporated herein by reference to Halo Technology Holding, Inc.’s Current Report on Form 8-K filed May 5, 2006.

(36)	Incorporated hererin by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Halo Technology Holdings, Inc. on May 15, 2006.

(37)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on May 19, 2006.

(38)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

(39)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 30, 2006.

(40)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 19, 2006.

(41)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2006.

(42)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 13, 2006.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 13, 2006

HALO TECHNOLOGY HOLDINGS, INC.

By:	/S/ Rodney A. Bienvenu, Jr. Rodney A. Bienvenu, Jr.,
CEO, Chairman as Registrant’s duly
authorized officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ Rodney A. Bienvenu, Jr. Rodney A. Bienvenu, Jr.,
Principal Executive Officer
Date: October 13, 2006

By:	/S/ Mark Finkel

Mark Finkel
Principal Financial Officer
Date: October 13, 2006

By:	/S/ Takeshi Taniguchi

Takeshi Taniguchi
Controller or Principal Accounting Officer
Date: October 13, 2006

By:	/S/ John A. Boehmer

John A. Boehmer
Director
Date: October 13, 2006

By:	/S/ David M. Howitt

David M. Howitt
Director
Date: October 13, 2006

By:	/S/ John L. Kelly

John L. Kelly
Director
Date: October 13, 2006

By:	/S/ Gordon O. Rapkin

Gordon O. Rapkin
Director
Date: October 13, 2006

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Halo Technology Holdings, Inc.
     We have audited the accompanying consolidated balance sheets of Halo Technology Holdings, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halo Technology Holdings, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that Halo Technology Holding, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency at June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Mahoney Cohen & Company, CPA, P.C.
New York, New York
September 22, 2006, except for Note 23(h) and Note 23(i) which is as of October 12, 2006

Halo Technology Holdings, Inc.
Consolidated Balance Sheets
(Audited)

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Assets
Current Assets:
Cash and cash equivalents	$853,901	$1,548,013
Marketable securities	9,750	—
Accounts receivable, net of allowance for doubtful of $124,063 and $30,845 respectively	4,086,772	2,024,699
Due from Platinum Equity, LLC	302,500	—
Prepaid expenses and other current assets	693,255	409,496

Total current assets	5,946,178	3,982,208

Property and equipment, net	432,909	223,025
Deferred financing costs, net	1,492,096	476,876
Intangible assets, net of accumulated amortization of $3,551,075 and $756,064 respectively	23,544,108	15,678,736
Goodwill	28,138,396	7,055,264
Investment and other assets	149,851	884,379

Total assets	$59,703,538	$28,300,488

Liabilities and stockholders’ equity
Current liabilities:
Current portion of senior notes payable	$1,333,126	$—
Note payable to Platinum Equity, LLC	1,750,000	—
Notes payable	3,280,721	—
Accounts payable	2,255,697	872,433
Accrued expenses	5,881,491	3,752,731
Deferred revenue	13,405,832	3,392,896
Due to ISIS	1,243,864	1,293,534

Total current liabilities	29,150,731	9,311,594

Subordinate notes payable	1,770,833	2,020,835
Senior notes payable	20,752,493	5,687,500
Other long term liabilities	1,000,009	43,275
Series C warrants liabilities	3,720,893	40,440,024
Senior and Sub warrants liabilities	1,333,942	14,889,600
Other warrants liabilities	2,566,319	—

Total liabilities	60,295,220	72,392,828
Commitments and contingencies
Mandatory redeemable Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	7,750,000	—

Stockholders’ equity (deficit):
Preferred stock (Canadian subsidiary)	2	2
Series C Preferred Stock: $.00001 par value; 16,000,000 shares authorized, 14,193,095 issued and outstanding (Liquidation value — $14,193,095)		14,193,095
Shares of Common Stock to be issued for accrued dividends on Series C Preferred Stock	—	212,897
Shares of Common Stock to be issued for accrued interest on subordinated debt	41,667	—
Common stock: $.00001 par value; 150,000,000 shares authorized, 26,723,247 and 3,110,800 shares issued and outstanding respectively	267	31
Additional paid-in-capital	86,265,258	55,036,831
Deferred compensation	—	(970,711)
Accumulated other comprehensive loss	(43,528)	(105,262)
Accumulated deficit	(94,605,348)	(112,459,223)

Total stockholders’ equity (deficit)	(8,341,682)	(44,092,340)

Total liabilities and stockholders’ equity (deficit)	$59,703,538	$28,300,488

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Audited)

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Revenue
Licenses	$5,823,440	$2,986,752
Services	19,385,555	2,137,170

Total revenues	25,208,995	5,123,922

Cost of revenue
Cost of licenses	1,301,761	449,073
Cost of services	4,062,777	396,490

Total cost of revenues	5,364,538	845,563

Gross Profit	19,844,457	4,278,359
Product development	6,145,413	1,589,099

Sales, marketing, and business development	7,507,661	3,652,117
General and administrative	15,127,506	4,690,743
Late filing penalty	(1,033,500)	1,033,500
Intangible impairment	—	62,917
Goodwill impairment	5,200,000	3,893,294

Loss before interest and fair value gain (loss) on warrants	(13,102,623)	(10,643,311)
Fair value gain (loss) on warrants revaluation	41,962,169	(32,011,536)
Interest expense	(9,302,539)	(8,506,058)

Income (loss) before income taxes	19,557,007	(51,160,905)
Income taxes	(181,655)	(97,945)

Net income (loss)	$19,375,352	$(51,258,850)

Computation of gain (loss) applicable to common shareholders
Net income (loss) before beneficial conversion and preferred dividends	$19,375,352	$(51,258,850)
Beneficial conversion and preferred dividends	(1,521,477)	(21,503,678)

Income (loss) attributable to common stockholders	$17,853,875	$(72,762,528)

Basis net income (loss) per share attributable to common stock	$3.21	$(38.06)

Diluted net income (loss) per share attributable to common stock	$1.31	$(38.06)

Weighted-average shares outstanding — basic	5,566,364	1,912,033

Weighted-average shares outstanding — diluted	14,887,182	1,912,033

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(Audited)

	Years Ended June 30,
	2006		2005
	Shares	Amounts	Shares	Amounts
Preferred stock (Canadian Subsidiary)
Balance, beginning of year	1,710	$2	4,264	$4
Conversion to common stock	—	—	(2,554)	(2)

Balance, end of year	1,710	$2	1,710	$2

Series B Preferred Stock
Balance, beginning of year	—	$—	2,915	$2,915,100
Series B Preferred Stock issued	—	—	570	570,000
Conversion to common stock	—	—	(3,485)	(3,485,100)

Balance, end of year	—	$—	—	$—

Series B-2 Preferred Stock
Balance, beginning of year	—	$—	—	$—
Series B-2 Preferred Stock issued	—	—	1,600	1,600
Conversion to common stock	—	—	(1,600)	(1,600)

Balance, end of year	—	$—	—	$—

Series C Preferred Stock
Balance, beginning of year	14,193,095	$14,193,095	—	$—
Conversion from Series C Notes and Bridge Notes	—	—	3,200,000	10,993,095
Series C Preferred Stock issued	—	—	10,993,095	3,200,000
Conversion to common stock	(14,193,095)	(14,193,095)	—	—

Balance, end of year	—	$—	14,193,095	$14,193,095

Shares of common stock to be issued
Balance, beginning of year		$212,897		$392,939
Preferred stock dividends issued		(212,897)		(180,042)
Sub debt interest accrued		41,667		—

Balance, end of year		$41,667		$212,897

Common stock
Balance, beginning of year	3,110,800	$31	971,115	$10
Conversion of preferred stock	14,193,095	142	2,115,160	21
Preferred stock dividends issued	1,379,444	14	—	—
Exercise of warrants	6,064,822	61	—	—
Common stock issued	1,975,086	19	24,525	—

Balance, end of year	26,723,247	$267	3,110,800	$31

Additional paid in capital
Balance, beginning of year		$55,036,831		$40,122,777
Common stock issued		28,548,783		8,195,287
Issuance costs		—		(230,000)
Warrants issued		—		1,196,618
Beneficial conversion		—		5,026,230

	Years Ended June 30,
	2006		2005
	Shares	Amounts	Shares	Amounts
Reclassification of mandatory preferred stock		2,606,817
Stock options		946,950		725,919
FAS 123R adjustment to reverse balance		(874,123)		—

Balance, end of year		$86,265,258		$55,036,831

Deferred compensation
Balance, beginning of year		$(970,711)		$(891,833)
Stock options issued		(138,280)		(1,052,919)
Stock compensation expense		234,868		647,041
Forfeiture of stock options		—		327,000
FAS123(R) adjustment to reverse balance		874,123		—

Balance, end of year		$—		$(970,711)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(105,262)		$(4,990)
Net change in unrealized losses on marketable securities		(30,828)		—
Foreign currency translation adjustment		92,562		(100,272)

Balance, end of year		$(43,528)		$(105,262)

Accumulated deficit
Balance, beginning of year		$(112,459,223)		$(39,696,695)
Net income (loss)		19,375,352		(51,258,850)
Preferred stock dividends		(1,521,477)		(2,484,360)
Beneficial conversion		—		(5,026,230)
Warrants issued to Series C Preferred Stockholders		—		(13,993,088)

Balance, end of year		$(94,605,348)		$(112,459,223)

Total stockholders’ equity		$(8,341,682)		$(44,092,340)

Annual Comprehensive income (loss)
Net income (loss)		$19,375,352		$(51,258,850)
Other comprehensive income (loss):
Net change in unrealized losses on marketable securities		(30,828)		—
Foreign currency translation adjustment		92,562		(100,272)

Other comprehensive income (loss)		61,734		(100,272)

Comprehensive income (loss)		$19,437,086		$(51,359,122)

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Audited)

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Operating activities
Net income (loss)	$19,375,352	$(51,258,850)
Adjustments to reconcile net income (loss) to net cash provided by (used for) in operating activities:
Depreciation and amortization	2,932,796	991,717
Provision for doubtful accounts	62,255	—
Stock-based compensation, consulting and other fees	—	1,542,686
Fair value (gain) loss on warrants revaluation	(41,962,169)	32,011,536
Non cash compensation	1,110,660	—
Non cash interest expense	5,815,355	7,198,349
Loss on disposal of property and equipment	17,997	—
Gain on sale of Foresight	(12,072)	—
Goodwill and impairment charges	5,200,000	3,956,211
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	273,192	610,869
Due from Platinum Equity, LLC	135,000	—
Prepaid expenses and other current assets	(277,186)	69,096
Accounts payable and accrued expenses	771,415	230,837
Deferred revenue	6,690,518	1,261,903

Net cash provided by (used for) operating activities	133,113	(3,385,646)

Investing activities
Purchase of property and equipment	(246,241)	—
Purchase of marketable securities	(40,577)	—
Gupta acquisition, net of cash acquired $742,915	—	(15,007,085)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,899	(16,345,102)	—
ECI acquisition, net of cash acquired of $20,871	(572,700)	—
Kenosia acquisition deposit	—	(801,750)
Kenosia acquisition, net of cash acquired of $6,125	(507,145)	—
Cash proceeds from Empagio, Inc. seller, net of cash acquired of $36,224	21,224	—
Proceeds from sale of Foresight	266,402	—
Proceeds from sales of property and equipment	1,689	(40,610)

Net cash used for investing activities	(17,422,450)	(15,849,445)

Financing activities
Deferred financing cost	(1,726,486)	—
Repayment of Subordinated notes	(1,500,000)	—
Repayment of Senior notes	(6,939,500)	—
Repayment of Promissory notes	(616,452)	—
Repayment of Bristol Technology, Inc. note	(500,000)	—
Repayment of Platinum Equity, LLC note	(1,000,000)	—

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Proceeds from subordinated notes	—	2,500,000
Proceeds from senior notes	25,000,000	6,075,000
Proceeds from promissory notes	3,775,000	—
Proceeds from issuance of preferred and common stock, net of issuance costs	—	12,191,500

Net cash provided by financing activities	16,492,562	20,766,500

Effects of exchange rates on cash	102,663	(98,887)

Net (decrease) increase in cash and cash equivalents	(694,112)	1,432,522
Cash and cash equivalents—beginning of period	1,548,013	115,491

Cash and cash equivalents—end of period	$853,901	$1,548,013

Supplemental disclosure of cash flow information:
Income tax paid	$167,891	$241,017
Interest paid	$2,124,702	$271,250

Non-cash financing transactions:
Fair value of stock issued in connection with acquisitions	$2,428,854	—

Supplemental schedule of non-cash investing and financing activities:
     For the years ended June 30, 2006 and 2005, the Company recorded $1,521,477 and $212,897 in preferred stock dividends.
     In connection with the acquisition of Gupta in the fiscal year 2005, the Company issued $2,000,000 of Series C notes, $1,500,000 of Subordinated notes and $750,000 of Senior notes to the Seller.
     For the year ended June 30, 2005, the Company recorded $166,114 for the issuance of approximately 166 shares of Series B Convertible Preferred Shares in connection with penalties and dividends due to preferred stockholders.
     In connection with the acquisition of Tesseract Corporation, the Company gave to Platinum Equity, LLC a Promissory Note and a working capital adjustment for $2,750,000, of which $1,000,000 was paid on March 31, 2006. The Company also issued Series D Preferred Stock of $9,265,908 for this acquisition (see Note 8).
     In connection with the acquisition of Empagio, Inc, the Company issued 1,438,455 shares of the Company’s common stock valued at $1,869,992 (see Note 9).
     In connection with the acquisition of Executive Consultants, Inc, the Company issued 330,688 shares of the Company’s common stock valued at $558,863 (see Note 10).
     On July 6, 2005, the Company acquired the stock of Kenosia (see Note 7). The following table summarizes the purchase transaction:

Purchase price:
Cash	$1,247,175
Transaction costs	67,845
Note Payable	500,000

Total purchase price	1,815,020
Fair Value of:
Assets acquired	(1,611,793)
Liabilities assumed	386,025

Goodwill	$589,252
     On October 26, 2005, the Company acquired Tesseract Corporation (see Note 8). The following table summarizes the purchase transaction:

Purchase price:
Cash	$3,500,000
Advances to Platinum made prior to September 30, 2005	1,000,000
Promissory Note and Working Capital Adjustment	2,750,000
Series D Preferred Stock	9,265,908
Transaction costs	126,500

Total purchase price	16,642,408
Fair Value of:
Assets acquired	(4,600,356)
Liabilities assumed	2,390,441

Goodwill	$14,432,493
     Also, on October 26, 2005, the Company acquired Process Software, LLC, David Corporation, ProfitKey International, LLC, and Foresight Software, Inc. (see Note 8). The following table summarizes the purchase transaction:

Purchase price:
Cash	$12,000,000
Transaction costs	351,000

Total purchase price	12,351,000
Fair Value of:
Assets acquired	(8,102,073)
Liabilities assumed	4,614,263

Goodwill	$8,863,190

     On January 13, 2006, the Company acquired Empagio, Inc. (see Note 9). The following table summarizes the purchase transaction:

Purchase price:
1,438,455 Common shares issued	$1,869,992
Cash received from seller	(36,224)
Transaction costs	15,000

Total purchase price	1,848,768
Fair Value of:
Assets acquired	(561,236)
Liabilities assumed	467,041

Goodwill	$1,754,573
     On March 1, 2006, the Company acquired Executive Consultants, Inc. (see Note 10). The following table summarizes the purchase transaction:

Purchase price:
Cash	$578,571
330,688 Common shares issued	558,863
Transaction costs	15,000

Total purchase price	1,152,434
Fair Value of:
Assets acquired	(252,126)
Liabilities assumed	172,730

Goodwill	$1,073,038
See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization, Merger, Description of Business and Basis of Presentation
     Halo Technology Holdings, Inc. (collectively with its subsidiaries, the “Company” or “Halo”) is a Nevada corporation with its principal executive office in Greenwich, Connecticut. The Company changed its name to Halo Technology Holdings, Inc. from Warp Technology Holdings, Inc, effective April 2, 2006. As a consequence of the name change, the Company’s ticker symbol quoted on the OTC Bulletin Board changed from WARP to HALO. The new symbol has been effective since the open of business on Monday, April 3, 2006.
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
     On September 13, 2006, the Company entered into a Purchase and Exchange Agreement with Unify Corporation whereby the Company agreed to sell Gupta to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) 5,000,000 shares of Unify common stock, (iv) warrants to acquire 750,000 shares of Unify stock, (v) $5,000,000 in cash, of which Halo has received $500,000 as a deposit (the “Deposit”), and (vi) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Unify Purchase Agreement, the “Working Capital Adjustment”). The sale of Gupta is expected to close in the second quarter of fiscal 2007.
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

     Tesseract, headquartered in San Francisco, is a total Human Resource (“HR”) solutions provider offering an integrated Web-enabled Human Resources Management Solutions (“HRMS”) suite. Tesseract’s Web-based solution suite allows HR users, employees and external service providers to communicate securely and electronically in real time. The integrated nature of the system allows for easy access to data and a higher level of accuracy for internal reporting, assessment and external data interface. Tesseract’s customer base includes corporations operating in a diverse range of industries, including financial services, transportation, utilities, insurance, manufacturing, petroleum, retail, and pharmaceuticals.
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
     ProfitKey International (“Profitkey”) develops and markets integrated manufacturing software and information control systems for make-to-order and make-to-stock manufacturers. ProfitKey’s offering includes a suite of e-business solutions that includes customer, supplier and sales portals. ProfitKey’s highly integrated system emphasizes online scheduling, capacity management, and cost management.
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
     Tesseract and ECI have subsequently been merged into Empagio. The combination of the subsidiaries will operate in the HRMS industry, boasting an impressive roster of Fortune 1000 enterprise customers and more than two million customer employees benefited from Empagio’s solutions. The merged company will be called Empagio and will be headquartered in Atlanta, Georgia.
     On August 24, 2006, the Company purchased Tenebril. Tenebril is a Boston-based software company providing award-winning Internet and spyware protection to consumers and organizations. Tenebril’s SpyCatcher(TM) Enterprise is the first and only spyware solution that protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine(TM) differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats.
     On September 15, 2006 the Company acquired an Illinois-based software company, Revcast. Revcast provides forecasting and replenishment solutions to some of the largest manufacturers in the world. Revcast’s flagship product, Integrated Merchandising Solution (IMS), is being used today by several manufacturers that work with Wal-Mart and other major retailers, which share direct POS information.
Going Concern
     The Company has incurred recurring operating losses since its inception, as of June 30, 2006, had an accumulated deficit of approximately $94,605,000, and, at June 30, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
     The Company’s continuation as a going concern is dependant upon receiving additional financing. Given the Company’s current cash position, and its expectations of cash flows from operations, the Company anticipates requiring additional working capital of approximately $4 to $6 million for the year ending June 30, 2007. The Company expects to pursue equity or debt financing in order to meet these capital needs. There can be no assurance that the Company will be successful in such efforts. In the absence of such further financing, the Company will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Halo and its wholly-owned subsidiaries, (collectively the “Company”). All inter-company transactions and balances have been eliminated in consolidation.
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
Marketable Securities
     The Company’s marketable securities are comprised of securities of a public corporate entity as of June 30, 2006. All investments are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses were included as a separate component of stockholders’ equity. Realized gains and losses will be reflected in the Consolidated Statements of Operations once the securities are sold.
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

Shipping and Handling Costs
     Costs to ship products from the Company’s warehouse facilities to customers are recorded as a component of cost of revenues in the consolidated statement of operations.
Reclassification.
     Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.
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
     When the Company determines that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. As of June 30, 2005, the Company determined that the goodwill and intangible assets related to the acquisition of Spider Software were impaired and wrote off $3,956,211. As of June 30, 2006, the Company determined that the net assets of Gupta was in excess of the amount of anticipated cash flow generated by the business. Based on a discounted cash flow analysis, the Company determined that $5.2 million of goodwill has been impaired. Intangible assets, subject to amortization, are being amortized over their estimated useful lives of three to ten years.
Business Combinations and Deferred Revenue
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
     We have acquired several software companies in fiscal 2006, and we plan to make more acquisitions in the future. Acquired deferred revenue is recognized at fair value to the extent it represents a legal obligation assumed by the Company in accordance with EITF 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” Under this guidance, the Company estimates fair values of acquired deferred revenue by adding an approximated normal profit margin to the estimated cost required to fulfill the obligation underlying the deferred revenue. As a result of this valuation, the deferred revenues of the acquired companies normally decrease substantially. In the enterprise software industry, this reduction averages between forty to sixty percent of the original balance. The reduction of the deferred revenue has a negative effect on the recognized revenue until the deferred revenue balance builds up to a normal level of the acquired business. The length of this effect depends on contracts underlying the deferred revenue. As the Company continues to acquire more businesses in the enterprise software industry, the effect of this deferred revenue valuation will have significant effect on the Company’s results of operations.
Concentration of Risk
Cash
     The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.
Accounts Receivable
     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit issues. Historically, such loses have been within management’s expectations.
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
Deferred Financing Costs
     Deferred financing costs, which are mainly costs associated with the Company’s Senior Notes and the Company’s Subordinated Notes, are amortized over the term of the notes on a straight-line basis.
Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted income (loss) per share is calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding.
     The Company computed its basic and diluted net income (loss) per common share as follows:

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Net income (loss)	$19,375,352	$(51,258,850)
Preferred stock dividends on convertible stock	(1,521,477)	(21,503,678)

Net income (loss) available to common stockholders for basic net income (loss) per share	$17,853,875	$(72,762,528)
Add back preferred stock dividends on convertible stock	1,521,477	—
Add back interest expense on convertible debt	185,104	—

Net income (loss) available to common stockholders for diluted net income (loss) per share	$19,560,456	$(72,762,528)
Weighted average common shares outstanding for basic net income (loss) per common share	5,566,364	1,912,033
Impact of dilutive stock options	410,715	—
Impact of dilutive warrants	2,725,097	—
Impact of assumed convertible debt conversion	1,417,260	—
Impact of assumed convertible preferred stock conversion	4,767,746	—

Total shares for diluted net income (loss) per common share	14,887,182	1,912,033

Basic net income (loss) per common share	$3.21	$(38.06)

Diluted net income (loss) per common share	$1.31	$(38.06)

     For the year ended June 30, 2006 warrants to purchase 169,576 common shares and stock options to purchase 10,250 common shares, were not included in the diluted earnings per share computation as the exercise prices were above the average market price. Additionally, 401,828 stock options to purchase common stock were excluded from the diluted earnings per share computation as they are only exercisable if certain contingencies are met. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 32,153,869 common stocks for the year ended June 30, 2005 are not included as the inclusion of such would be anti-dilutive.

Stock-Based Compensation
     Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“ABP 25“), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after that date and for all unvested awards granted prior to that date. Accordingly the prior period amounts have not been restated.
     The Company’s net income and earnings would have been reduced for the years ended June 30, 2006 and 2005 had compensation costs for the Company’s stock option grants been determined based on the fair value at the date of the grant dates for awards under these plans in accordance with SFAS 123(R). The proforma amounts have been as follows:

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Net income (loss), as reported	$19,375,352	$(51,258,850)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effects of $0	832,946	454,000
Deduct: Stock-based employee compensation expense determined under fair value method for all awards, net of tax effects of $0	(1,725,326)	(828,173)

Net income (loss), pro forma	$18,482,972	$(51,633,023)

Beneficial conversion and preferred dividends	(1,521,477)	(21,503,678)

Net income (loss) attributable to common stockholders — pro forma	$16,961,495	$(73,136,701)

Basic net income (loss) per share as reported	$3.21	$(38.06)
Diluted net income (loss) per share as reported	$1.31	$(38.06)

Basic net income (loss) per share pro forma	$3.05	$(38.25)
Diluted net income (loss) per share pro forma	$1.25	$(38.25)
The fair values for these options were estimated at the date of grant using the Black-Scholes option-pricing model. Option pricing models require the input of highly subjective assumptions. Because the Company’s employee stock has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
The company used the following weighted-average assumptions in the years ended June 30, 2006 and June 30, 2005:

	Year Ended		Year Ended
	June 30, 2006		June 30, 2005
Expected life	4	years	3	years
Expected risk-free interest rate		4.2%		3.0%
Expected volatility		158.01%		177.25%

	Year Ended		Year Ended
	June 30, 2006		June 30, 2005
Dividend yield		—%		—%
Maximum contractual life	7	years	7	years
Range of estimated forfeitures		—%		—%
     SFAS 123(R) also requires allocating the stock compensation expense to functions of employees who received these options. Below are the stock compensation expenses included in each line of Consolidated Statements of Operations:

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005
Sales, marketing, and business development	$121,219	$—
General and administrative	711,727	454,000

Total stock-based compensation expense	$832,946	$454,000

Fair Value of Financial Instruments
     The carrying amounts of significant financial instruments, which includes cash, accounts receivable, subordinated note, senior note, warrant liabilities, the amount due to ISIS, accounts payable and accrued expenses and notes payable approximated fair value as of June 30, 2006 due to their short-term maturities or the variable rate of interests.
Recent Accounting Pronouncement
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. For the Company, SFAS No. 123 (R) is effective as of January 1, 2006. The Company did not apply this method to prior periods. The impact on this new standard, if it had been in effect prior to January 1, 2006 is disclosed above in Note 2 “Summary of Significant Accounting Policies” — Stock Based Compensation.
     On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS 123(R), SAB 107 provides the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and, among other things, provide the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company followed the interpretative guidance on share-based payment set forth in SAB 107.
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
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-

instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. However, it does not apply to SFAS 123(R). This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.
Note 3. Property and Equipment
     Property and equipment consists of the following:

	June 30, 2006	June 30, 2005
Purchased software	$241,311	$78,088
Computer equipment	247,858	165,476
Machinery equipment	27,947	—
Furniture, fixtures and equipment	82,582	—
Leasehold improvement	12,171	54,322

	611,870	297,886
Accumulated depreciation	(178,961)	(74,861)

	$432,909	$223,025

     Depreciation expense was $144,559 and $45,653 for the years ended June 30, 2006 and 2005, respectively.
Note 4. Accrued Expenses
     Accrued expenses consists of the following:

	June 30, 2006	June 30, 2005
Accrued professional fees	$732,731	$960,032
Accrued vendor costs	467,648	276,686
Accrued penalties on late registration	—	1,033,500
Accrued compensation expense	2,679,251	1,078,033
Accrued interest expense	1,460,210	90,000
Other accrued expenses	541,651	314,480

	$5,881,491	$3,752,731

Note 5. Stockholders’ Equity
Common and Preferred Stock
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
     On December 31, 2005, the Company issued an aggregate of 664,577 shares of Common Stock valued at $910,470 to former Senior Noteholders and an aggregate of 1,100,000 shares valued at $1,507,000 to former and existing Subordinated Noteholders in exchange for the rescission of certain warrants as described below in “Warrants” section of Note 5 “Stockholders’ Equity.”
     On October 26, 2005, the Company issued 7,045,454 shares of Series D Preferred Stock to Platinum Equity, LLC (“Platinum”) pursuant to the Amendment to the Tesseract Merger Agreement. Under the Amendment, Platinum agreed to retain 909,091 of the shares of Series D Preferred Stock delivered as part of the Merger Consideration, and to return such shares for cancellation, without additional consideration from the Company, if the Company repaid the $1,750,000 note on or before March 31, 2006. On March 31, 2006, the Company paid $1,000,000 to Platinum. Since the entire amount of the note was not paid by March 31, 2006, the 909,091 shares of Series D Preferred Stock described above were not returned by Platinum for cancellation and such shares remain outstanding. The details of these agreements are described in Note 8 “Acquisition of Five Software Companies.”

     On January 13, 2006, the Company issued 1,438,455 shares of the Company’s common stock valued at $1,869,992 in connection with the acquisition of Empagio, Inc.
     On March 1, 2006, the Company issued 330,688 shares of the Company’s common stock valued at $558,863 in connection with the acquisition of Executive Consultants, Inc.
     Effective May 15, 2006, the Company received the consent of the holders of a majority of the outstanding shares of Series C Preferred Stock (“Series C Stock”) of the Company to the conversion of their outstanding shares of Series C Stock into shares of common stock of the Company, and to the amendment of the Certificate of Designation regarding the Series C Stock (the “Certificate”) to provide for the automatic conversion of all outstanding shares of Series C Stock into shares of Common Stock upon the first practicable date. Under the provisions of the Certificate, each share of Series C Stock was converted into one share of Common Stock of the Company. The Company amended the Certificate to reflect the automatic conversion and terminated the Certificate upon conversion of all outstanding shares of Series C Stock. On June 30, 2006, 13,362,688 shares of Common Stock were issued for the outstanding Series C Stock being converted. During the twelve months ended June 30, 2006, the total of 14,193,095 Series C Stocks were converted into Common Stock.
     Also effective May 15, 2006, the holders of a majority of the warrants issued to holders of Series C Stock (“Series C Warrants”) pursuant to the Subscription Agreement, dated January 31, 2005, have agreed to amend and exercise their warrants under the cashless exercise provision contained in Section 1(c) of the Warrants, resulting in a net issuance of shares of Common Stock representing 50% of the shares these stockholders would be entitled to under the Warrants. As of June 30, 2006, these stockholders received 4,300,242 shares of Common Stock under the net exercise provision upon exercise of 8,600,484 warrants ( for additional information, see under “Warrants” below).
     During the year ended June 30, 2006, the Company issued and aggregate of 781,192 shares of Common Stock as Series C Preferred Stock dividends. The dividends periods were April 1, 2005 to June 30, 2006. The total value of Common Stocks issued was $1,037,372.
     During the year ended June 30, 2006, the Company issued and aggregate of 598,252 shares of Common Stock as Series D Preferred Stock dividends. The dividends periods were October 26, 2005 to June 30, 2006. The total value of Common Stocks issued was $688,455.
     During the year ended June 30 2006, the Company issued 197,400 shares of Common Stock to pay $288,333 of interest on its Subordinated Notes, which covers the interest period of May 1, 2005 to April 30, 2006.
Stock Options
     As more fully described in Note 2 “Summary of Significant Accounting Policies,” we adopted SFAS 123(R) as of January 1, 2006. The deferred compensation recognized from stock options outstanding from prior periods under the intrinsic value method is reversed as of the same date. The compensation costs for unvested portion of the outstanding options and awards subsequent to this effective date will be expensed as period costs over the service requisite periods of the options based on grant-date fair values.
     On September 13, 2005, the Board of Directors granted 158,000 options to the Company CEO, Rodney A. Bienvenu under the 2002 Plan. Of those options, 39,500 vested on December 31, 2005, and the remainder vest ratably over the next 36 months. Such options have a term of ten years and have an exercise price of $1.08 per share. In connection with the options, the Company recorded a deferred compensation of $42,660. The Company recognized $36,067 in compensation expense for these options for the year ended June 30, 2006, based on a grant-date fair value estimated by the Company.
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

     Under the 2005 Plan, the Company issued 4,366,000 options to certain employees and directors of the Company and its subsidiaries. Of those options, 3,366,000 were issued to the Company’s senior management 25% of these options vested on December 31, 2005, and the remaining portion have or will vest ratably each month during the 36 months thereafter, provided that the employee remains an employee of the Company. 1,000,0000 of the 4,366,000 options were issued to the management of the Company’s subsidiaries. These options will vest based on each subsidiary’s performance. The vesting conditions are determined by the compensation committee. All the options have an exercise price of $1.08 and the term of ten years except for the options issued to the Company’s CEO, Rodney A. Bienvenu, Jr., and the CLO, Ernest C. Mysogland, which have an exercise price of $1.19 and a term of five years. The Company recognized $407,176 in compensation expense for these options for the year ended June 30, 2006, based on a grant-date fair value estimated by the Company. The Company did not recognize compensation cost for the options issued to the subsidiary management because the Company believes the achievement of the performance goals is not probable.
     On January 4, 2006, the Company issued stock options for 600,000 shares of the Company’s Common Stock to its newly appointed Chief Financial Officer, Mark Finkel, in connection with his employment by the Company, and under the Halo Technology Holdings 2005 Equity Incentive Plan. The exercise price for Mr. Finkel’s options is $1.22 per share. The options granted to Mr. Finkel have a ten-year term. 25% of these options vest on the first anniversary of the award, provided Mr. Finkel remains in his position through that date, and the remaining options vest ratably over the following 36 months, provided that Mr. Finkel remains with the Company. For the year June 30, 2006, the Company recognized $93,346 of compensation expense for these options.
     In addition to the stock options listed above, there are awards granted in prior periods under 2002 Stock Incentive plan that are still outstanding and yet to be vested. For the year ended June 30, 2006, the Company recognized $221,933 in compensation expense for these options.
     Detailed information concerning the Company’s stock option activities for the years ended June 30, 2006 and June 30, 2005 are as follows:

		Weighted-
		Average	Average
		Exercise	Fair Value
	Options	Price	of Grants
Options outstanding at June 30, 2004	90,333	$22.00
Options cancelled	(131,592)	13.05
Options granted	669,712	6.75	$5.24

Options outstanding at June 30, 2005	628,453	6.84
Options cancelled	(1,628,876)	2.16
Options granted	5,214,000	1.14

Options outstanding at June 30, 2006	4,213,577	1.74	$1.48

     The following table summarizes information about the Company’s outstanding and exercisable stock options at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise		Life	Exercise		Exercise
Price	Shares	(in years)	Price	Shares	Price
$1.08 to $1.22	3,801,500	6.6	$1.26	1,372,054	$1.15
$6.75	401,827	8.1	$6.75	—	N/A
$15	7,400	7.8	$15	7,400	$15
$25	2,850	6.6	$25	2,850	$25

Total	4,213,577	6.8	$1.74	1,382,304	$1.27
The total fair value of stock options vested during the years ended June 30, 2006 and 2005 was $1.4 million and $.4 million, respectively. The Company also recognizes compensation expense for cliff-vesting stock options ratably over the vesting term. The fair values of these ratably expensed options are $.3 million and $.4 million for the years ended June 30, 2006 and 2005, respectively. There was no aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2006.

A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the year ended June 30, 2006, is presented below:

		Weighted-Average
		Grant Date
Non-vested Shares	Shares	Fair Value
Non-vested, July 1, 2005	404,384	$5.27
Granted	5,214,000	0.89
Vested	(1,374,304)	1.03
Cancelled	(1,412,807)	1.08

Non-vested, June 30, 2006	2,831,273	$8.27

As of June 30, 2006, there was approximately $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Warrants
     In January 2005 in connection with the various sales of the Bridge Notes, the Series C Notes, the Senior Notes and the Subordinated Notes under the financing agreements, the Company has incurred brokers or finders fees and commissions of a total of $1,058,900. In addition, the Company has committed to issue to such brokers and finders warrants to acquire up to an aggregate of 1,210,601 shares of Common Stock. These warrants are exercisable for a period of five years and 280,000 have an exercise price of $4.75 and 930,601 have an exercise price of $1.25 per share. These warrants were valued at $998,211 using the black-scholes model . The value of the warrants is being amortized over the length of the various debt financing as interest expense. The Company’s amortization expense for the years ended June 30, 2006 and June 30, 2005 was $171,580 and $768,420.
     On August 2, 2005, the Company issued warrants to acquire 843,617 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on the same date. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is in Note 13 “Credit Agreement.”
     On September 20, 2005, the Company issued to DCI Master LDC a warrant to Purchase 181,818 Shares of Common Stock, par value $0.00001 per share of the Company. The warrant was issued in connection with a Promissory Note issued to DCI Master LDC. The exercise price for the warrant shares is $1.375, subject to adjustment as provided in the warrant. The warrant is exercisable until September 20, 2010. The warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the fair market value of the warrant shares is greater than the exercise price per share on the expiration date. The warrant also contains a cashless exercise provision. The warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will ensure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice. Additional information related to the issuance of these warrants is in Note 14 “Subordinated Notes, Notes Payable, and Subscription Agreements.”
     On October 21, 2005, the Company issued warrants (the “Warrants”) to purchase an aggregate of 363,636 Shares of Common Stock, par value $0.00001 per share of the Company. The Warrants were issued in connection with the Convertible Promissory Notes described in Note 14 “Subordinated Notes, Notes Payable, and Subscription Agreements.” The exercise price for the Warrant Shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. The Warrants contain an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrants also contain a cashless exercise provision. The Warrants also contain a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the Holder on exercise to that number of shares as will ensure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such Holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of Common Stock. This provision is waivable by the Holder on 60 days notice.

     On October 26, 2005, the Company issued warrants to acquire 1,265,425 shares of the Company’s Common Stock to Fortress Credit Corp. as part of a Credit Agreement entered into on August 2, 2005. This issuance relates to the Company’s utilization of the Tranche B of the credit facility under the agreement. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Additional information related to the issuance of these warrants is in Note 13 “Credit Agreement.”
     On December 31, 2005, the Company has rescinded certain warrants (the “Senior Lender Warrants”) previously issued pursuant to that certain Senior Note and Warrant Purchase Agreement (the “Senior Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Senior Noteholders”) identified therein and certain warrants (the “Subordinated Lender Warrants”) issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”), as of January 31, 2005, by and among the Company and the Purchasers (the “Subordinated Noteholders”) identified therein. As originally issued, the Senior Lender Warrants were for an aggregate of 2,670,000 shares of Common Stock. Senior Lender Warrants to acquire 1,208,321 shares of Common Stock were rescinded. As originally issued, the Subordinated Lender Warrants were for an aggregate of 2,500,000 shares of Common Stock. Subordinated Lender Warrants to acquire 2,000,000 shares of Common Stock were rescinded. The Company issued an aggregate of 664,577 shares of Common Stock valued at $910,470 to former Senior Noteholders and an aggregate of 1,100,000 shares valued at $1,507,000 to former and existing Subordinated Noteholders in exchange for the rescission of these warrants described above. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” a liability was recorded for the fair market value of the instrument, and will be revalued based on Black-Scholes pricing model at the end of each period. The fair value of the remaining Senior and Subordinated warrants was $1,333,942 at June 30, 2006. The years ended June 30, 2006, and 2005 resulted in fair value gain (loss) of $ 9,481,091 and $ (5,564,600), respectively.
     As described in ‘Common Stock,’ Series C Preferred Stockholders received 4,300,242 shares of Common Stock under the net exercise provision upon exercise of 8,600,484 warrants as of June 30, 2006. No additional beneficial conversion was recorded as part of the reduction of the conversion price as all the proceeds were originally allocated to the warrants. The fair market value of $5,934,338 as of the same date was reclassified from warrants liabilities to stockholders’ equity (deficit) on the Company’s balance sheet. After this exercise, there are 5,392,604 Series C Warrants outstanding.
     The warrants related to Fortress, DCI Master LDC, and the Convertible Note has a cashless exercise feature and as such are treated as a derivative in accordance with EITF 00-19. In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The fair values of these warrants were determined to be $2,566,319 based on the Black-Scholes model as of June 30, 2006. The Company recognized a gain on the fair value of these warrants totaling $1,715,007 for the year ended June 30, 2006.
     The warrants related to the Series C Preferred Stock have been accounted for in accordance with EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The fair value of the warrants was recorded as a liability and as a beneficial conversion dividend in the amount of $13,993,088 as of June 30, 2005. All of these warrants issued with the Series C Preferred Stock have the right to require the Company to settle the warrants on a net-cash basis. The Company was required to register the common stock underlying the warrants by a certain date as the contracts must be settled by the delivery of registered shares. If the delivery of the registered shares are not controlled by the Company, the rights of the warrant holders allows to settle in cash potentially in preference to other shareholders receiving other forms of consideration. Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair values of the warrants are recognized as liabilities and revalued at the end of each period. The fair value of the outstanding warrants related to Series C Preferred Stocks was determined to be $3,720,893 and $40,440,024, based on the Black-Scholes model as of June 30, 2006 and 2005, respectively. The Company recognized a gain (loss) on the fair value of these warrants totaling $30,784,793 and ($26,446,936) for the years ended June 30, 2006 and 2005, respectively.
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

$22,325,000

     The purchase of Gupta resulted in approximately $7,055,000 of goodwill. The Company’s management and the Board of directors believe that the acquired goodwill is justified because of Gupta’s position in the marketplace and expected increased cash flows to the Company. The company expects the goodwill will be deductible for income tax purposes.
Note 7. Kenosia Acquisition
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
     The Company’s management and the Board of directors believes that the purchase of Kenosia that resulted in approximately $589,000 of goodwill is justified because of Kenosia’s position in the marketplace and “Track record of positive cash flow”. The acquired goodwill is not tax deductible.
     The net purchase price for Kenosia was $1,815,020, after certain transaction costs and net working capital adjustments. The purchase price allocation of this acquisition is as follows:

Cash	$6,125
Accounts receivables	312,750
Other current assets	15,000
Fixed assets	7,635
Intangibles	1,270,283
Goodwill	589,252
Accounts payable and accrued expenses	(10,979)
Deferred revenues	(375,046)

$1,815,020

For the period from July 1, 2005 through July 5, 2005, Kenosia had no significant operations.
Note 8. Acquisition of Five Software Companies
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
     The Company’s management and the Board of directors believes that the purchase of Process and Affiliates that resulted in approximately $8,863,190 of goodwill is justified because of these companies’ positions in the marketplace and their record of positive cash flow. The acquired goodwill is tax deductible except for approximately $2,547,000 that relates to David Corporation.
     The net purchase price for Process and Affiliates was $12,351,000, after certain transaction costs. The purchase price allocation of this acquisition is as follows:

Cash and cash equivalents	$371,948
Accounts receivable	1,903,877
Other current assets	705,678
Fixed assets	118,916
Intangibles	4,890,500
Goodwill	8,863,190
Other assets	111,153
Accounts payable and accrued expenses	(2,009,731)
Deferred revenue	(2,604,531)

$12,351,000

Tesseract Merger Agreement and Amendment
     On October 26, 2005, the Company completed the transactions contemplated by that certain Merger Agreement (the “Merger Agreement”) dated as of September 12, 2005 by and among the Company and TAC/Halo, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), Tesseract Corporation (“Tesseract”) and Platinum Equity, LLC (“Platinum”), as amended by Amendment No. 1 to Merger Agreement (the “Amendment”) dated October 26, 2005 by and among such parties and TAC/Halo, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“New Merger Sub”). Pursuant to the Merger Agreement, Tesseract was merged with and into the New Merger Sub (the “Merger”) which survived as a wholly-owned subsidiary of the Company. The Amendment provided that the Merger Consideration shall consist of (i) $4,500,000 in cash payable at Closing, (ii) 7,045,454 shares of Series D Preferred Stock of the Company, valued at $9,265,908 and (iii) $1,750,000 payable no later than March 31, 2006 and evidenced by a Promissory Note. The Amendment provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. If not paid by such date, at the option of the Seller, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, if the Working Capital Adjustment is not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of June 30, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company has accrued $350,000 for the advisory fee as of June 30, 2006. Under the Amendment, Platinum agrees to retain 909,091 shares of Series D Preferred Stock delivered as part of the Merger Consideration. If the Promissory Note is paid on or before March 31, 2006, Platinum will return for cancellation, without additional consideration from the Company, 909,091 shares of Series D Preferred Stock to the Company. Because of this provision, the Company included only the net Series D Preferred Stock issuance of 6,136,363 shares in the allocation of the purchase price. The value of these shares are determined to be $9,265,908 using the market price ($1.51 per share) of the Company’s common stock two days prior to and two days subsequent to the acquisition date. The Amendment further provides that the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing if such financing is a Qualified Equity Offering (as defined in the Amendment). If the next round is not a Qualified Equity Offering, the rights, preferences and privileges of the Series D Preferred Stock will adjust to equal the rights, preferences and privileges of the next round of financing at the option of the holder.

     In connection with the issuance of Series D Preferred Stock, on October 26, 2005, the Company and Platinum entered into an Investor’s Agreement in order to provide Platinum with certain rights to register Conversion Shares (as defined in the Investor’s Agreement) issuable upon conversion of Series D Stock or as dividends or other distributions with respect to the Series D Stock or the Common Stock issuable upon conversion thereof. The Company has agreed to file a registration statement registering the Conversion Shares for resale within eighty (80) days after the closing of the transaction contemplated by the Merger Agreement, and to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the “SEC”) at the earliest practicable date thereafter and to remain effective until the earlier of: (i) twenty-four (24) months after the date that the Registration Statement is declared effective by the SEC; (ii) the date when all the Conversion Shares are sold or (iii) the date when Rule 144(k) is available with respect to all of the securities covered by such Registration Statement. In accordance with the Investor’s Agreement the Company filed a registration statement with the SEC which is currently under review.
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
     •      Any unconverted and non-redeemed Shares of Series D Stock outstanding on the third anniversary of the initial issuance of the Series D Stock, will be automatically redeemed on that date, in cash, at an amount per share equal to the sum of the Series D Face Amount, as adjusted, plus all accrued but unpaid dividends thereon (subject to equitable adjustment for all stock splits, stock dividends, or similar events involving a change in the capital structure of the Company). At issuance, the Series D Preferred stock was recorded at fair value ($1.51 per share) and accounted for as part of Stockholders’ Equity since the financial instrument was redeemable only upon the occurrence of a conditional event in accordance with FASB 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” At June 30, 2006, the Company reclassified the preferred stock at the redemption value since there was a condition that caused the preferred stock to be mandatorily redeemable. The condition pertained to the decrease in the stock price substantially below the conversion price.
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

     The Company’s management and the Board of directors believes that the purchase of Tesseract that resulted in approximately $14,432,000 of goodwill is justified because of Tesseract position in the marketplace and its record of positive cash flow. The acquired goodwill is not tax deductible.
     The net purchase price for Tesseract was $16,642,408, after certain transaction costs. The purchase price allocation of this acquisition is as follows:

Cash and cash equivalents	$254,757
Accounts receivable	1,298
Other current assets	333,871
Fixed assets	3,830
Intangibles	4,006,600
Goodwill	14,432,493
Accounts payable and accrued expenses	(949,750)
Deferred revenue	(1,424,802)
Other long term liabilities	(15,889)

$16,642,408

     The Company financed the purchase price under the Purchase Agreement and the Merger Agreement in part with borrowings under its $50,000,000 credit facility with Fortress Credit Opportunities I LP and Fortress Credit Corp. On October 26, 2005, in connection with the closings of the above described transactions, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent under which the Lender made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement, as more fully described below in Note 13 “Credit Agreement.”
     The Company’s results of operations include results of operations of Tesseract, Process and Affiliates since October 27, 2005.
          On March 31, 2006, the Company and Platinum entered into an Amendment and Consent (the “Amendment”). Pursuant to the Amendment, the maturity of the $1,750,000 Promissory Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum under the Merger Agreement. In connection with the issuance of the 909,091 shares of Series D Preferred Stock, the Company recorded $1,090,909 of interest expense for the period ended June 30, 2006. Subsequently, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements.
Note 9. Acquisition of Empagio
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

     The purchase of Empagio resulted in $1,754,573 of goodwill. The Company agreed to a transaction that resulted in a significant amount of goodwill for a number of reasons including: Empagio’s market position and brand; Empagio’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which Empagio operates. Empagio was acquired with the plan of merging with the Company’s other related businesses into Empagio. The Company’s Tesseract and ECI subsidiaries have been merged into Empagio. The predominant portion of the consideration paid for Empagio was based on the expected financial performance of Empagio and the combined business after the merger. The acquired goodwill is not tax deductible.
     The purchase price allocation of this acquisition is as follows:

Accounts receivable	$163,706
Prepaid	2,530
Intangibles	395,000
Goodwill	1,754,573
Accounts payable and accrued expenses	(356,826)
Notes payable	(66,452)
Deferred revenue	(43,763)

$1,848,768

     The Company’s results include operations of Empagio as of January 14, 2006.
Note 10. Acquisition of Executive Consultants, Inc.
     On March 1, 2006, the Company completed the acquisition of Executive Consultants, Inc. (“ECI”). ECI is an HR professional services firm providing implementation and consulting services for HR, payroll and payroll systems. The Company issued 330,688 shares of its Common Stock valued $558,863 to the shareholders of ECI. The Company also paid $578,571 in cash. The total purchase price was $1,152,434, including transaction costs.
     The purchase of ECI resulted in $1,073,038 of goodwill. The Company agreed to this transaction which resulted in a significant amount of goodwill for a number of reasons including: ECI’s market position and brand; ECI’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which ECI operates. ECI was acquired with the plan of merging ECI with the Company’s other related businesses. ECI has been merged into the Company’s Empagio subsidiary. The predominant portion of the consideration paid for ECI was based on the expected financial performance of ECI and the combined business after the merger. The acquired goodwill is not tax deductible.
     The purchase price allocation of this acquisition is as follows:

Cash and cash equivalents	$20,871
Accounts receivable	116,777
Prepaid	2,480
Intangibles	112,000
Goodwill	1,073,038
Accounts payable and accrued expenses	(172,732)

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
          The following unaudited pro forma financial information presents the consolidated operations of the Company for the years ended June 30, 2006 and 2005 as if the acquisition of Kenosia, Tesseract, Process and Affiliates, Empagio, and ECI had occurred as of July 1, 2006 and July 1, 2005, respectively.

	Years ended June 30,
	2006	2005
Revenue	$36,059,806	$43,646,128
Net income (loss)	20,198,956	(50,002,142)
Beneficial conversion and preferred dividends	(1,521,477)	(21,503,678)

Income (loss) attributable to common stockholders	$18,677,479	$(71,505,820)

Income (loss) per share — basic	$2.85	$(19.42)
Income (loss) per share — diluted	$1.28	$(19.42)

Weighted-average number of common shares — basic	6,558,951	3,681,176
Weighted-average number of common shares — diluted	15,879,769	3,681,176
Note 11. Acquired Intangible Assets
     In connection with the acquisition of Gupta, Kenosia, Tessearct, Process and Affiliates, Empagio, and Executive Consultants, Inc. (“ECI”) the Company recorded intangible assets as follows:

	June 30, 2006	June 30, 2005
Amortized Intangible Assets:
Developed Technology	$6,123,269	$2,284,100
Customer Relationships	12,148,719	6,165,800
Contracts	8,127,901	7,547,200
Trade names	221,300	—

Total amortized intangible assets	$26,621,189	$15,997,100

Accumulated amortization	3,551,075	756,064

Net	$23,070,114	$15,241,036

Unamortized intangible assets:
Goodwill	$28,138,396	$7,055,264

Trade names	$473,994	$437,700

Estimated amortization expense at June 30, 2006:
For year ending June 30, 2007	$3,217,572
For year ending June 30, 2008	$3,132,276
For year ending June 30, 2009	$3,012,900
For year ending June 30, 2010	$3,012,900
For year ending June 30, 2011	$3,012,900
Thereafter	$7,681,566
     Amortization expense for the years ended June 30, 2006 and June 30, 2005 were approximately $2,797,000 and $946,000 respectively.
Note 12. Foresight Sale
On May 23, 2006, the Company and Foresight Acquisition Company, LLC (“Buyer”) entered into a Merger Agreement pursuant to which Buyer acquired 100% of the outstanding common stock of Foresight Software, Inc., a wholly-owned subsidiary of Halo in exchange for a cash payment to Halo. The Company received $266,402 for this sale, of which $114,500 was applied to the principal of the outstanding Fortress debt. The Company recorded a gain of $12,072 on this sale. As part of the sale, approximately $431,000 of good will was offset against the proceeds
Foresight’s results of operations are included in the Company’s Consolidated Statements of Operations from the acquisition date of October 27, 2005 through May 23, 2006.

Note 13. Credit Agreement
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
     The Credit Agreement and the other Financing Documents have the following material terms:
•	Subject to the terms and conditions of the Credit Agreement, the Lenders agreed to make available to the Company a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000.

•	The maximum amount of loans under Tranche A of the credit facility is $10,000,000. The purpose of amounts borrowed under Tranche A is to refinance certain of the Company’s existing debt and to pay certain costs and expenses incurred in connection with the closing under the Credit Agreement.

•	The maximum amount of loans under Tranche B of the credit facility is $15,000,000. Amounts borrowed under Tranche B may be used only to partially fund the acquisition by the Company of one or more companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,083,872. In addition, the Company paid $642,614 in consulting and other fees in connection with the credit facility and in connection with the Tranche B described below. These closing costs have been deferred, and will be amortized over 4 years. For the year ended June 30, 2006, $359,689 was amortized. The remaining balance of $664,003 was used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash. As of June 30, 2006, the Company accrued and expensed $791,322 in relation to the PIK interest.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized on August 2, 2006, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing. $873,000 for the fair value of the warrants issued in connection of this loan will be amortized within one year. Net of these two amounts, $1,333,126, is classified under “Current portion of senior note payable” on the Consolidated Balance Sheet. At June 30, 2006, maturities for the Credit Agreement are as follows:

Year Ending
June 30,
2007	$2,206,000
2008	$3,333,000
2009	$3,333,000
2010	$19,861,000
•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”- which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. The Company is in compliance with all covenants under the Credit Agreement.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc. The Amendment Agreement described below adds TAC/Halo, LLC, Process Software, LLC, David Corporation, and Profitkey International, LLC, to this guarantee.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law, Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary, Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be accreted over 48 months. For the year ended June 30, 2006, $366,575 was amortized and charged to interest expense.

•	On October 26, 2005, in connection with the acquisition of the five software companies (referred to as “Agreements to Acquire Five Software Companies” in Note 8), the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. Additional information of this amendment is qualified in its entirety by reference to Amendment Agreement No. 1, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2005.

•	Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Based on the fair market value, $1,892,415 was allocated to the warrants and the remainder of $13,107,585 was allocated to Tranche B. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche B will be accreted over 45 months. For the year ended June 30, 2006, $325,574 was accreted and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.
Note 14. Subordinated Notes, Notes Payable, and Subscription Agreements
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
     •      The Subordinated Notes are due on August 3, 2009, other than the Gupta Note, which was due on January 31, 2006 (but has since been repaid).
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
     •      Under the Subordinated Note Agreement, the Subordinated Noteholders—other than the holder of the Gupta Note—also received warrants to purchase 2,500,000 shares of the Company’s Common Stock (the “Subordinated Lender Warrants”). The accounting treatment is described in Note 5 ” Stockholders’ Equity.”
     In August 2005 the Company refinanced the $1,500,000 Gupta Note due January 31, 2006 with a long term credit facility from Fortress Credit Corp.
     On September 20, 2005, the Company issued a Promissory Note (the “September 2005 Note”) payable to the order of DCI Master LDC or its affiliates in the principal amount of Five Hundred Thousand Dollars ($500,000). Interest accrues under the September 2005 Note at the rate of ten percent (10%) per annum. The principal amount of the September 2005 Note, together with accrued interest, is due and payable 90 days after the date it was entered into, December 19, 2005, unless the Promissory Note is converted into debt or equity securities of the Company. As of June 30, 2006, the Company has not repaid this Promissory Note or converted it into debt or equity securities. As such, interest of $39,306 was accrued and charged to interest expense in the current quarter. On January 11, 2006, the holder of this note agreed to convert the $500,000 principal (plus accrued interest) into equity securities of the Company under the Series E Subscription Agreement described below. Under the Series E Subscription Agreement, the holder of the September 2005 note had the right, in the event that the Company completed or entered into agreements to sell equity securities on or before February 15, 2006, to convert the securities received under the Series E Subscription Agreement into such other equity securities as if the investor had invested the amount invested in such securities. The holder of the September 2005 Note has indicated to the Company that it intends to exercise this right and receive the same securities as were issued under the January 2006 Subscription Agreements described below.
     Also on September 20, 2005, the Company issued to the holder of the September 2005 Note a Warrant to purchase 181,818 shares of common stock of the Company. The Warrant was issued in connection with the September 2005 Note described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrant is exercisable until September 20, 2010. The Warrant contains an automatic exercise provision in the event that the warrant has not been exercised but the Fair Market Value of the Warrant Shares (as defined in the Warrant) is greater than the exercise price per share on the expiration date. The Warrant also contains a cashless exercise provision. The Warrant also contains a limitation on exercise which limits the number of shares of Common Stock that may be acquired by the holder on exercise to that number of shares as will ensure that, following such exercise, the total number of shares of Common Stock then beneficially owned by such holder and its affiliates will not exceed 9.99% of the total number of issued and outstanding shares of common stock. This provision is waivable by the holder on 60 days notice.
     The proceeds from the September 2005 Note were allocated to the fair value of the warrants and the note. Based on the fair market value, $276,606 was allocated to the Warrants and the remainder of $223,394 was allocated to the September 2005 Note. The fair value of the Warrants was determined by utilizing Black-Scholes method. The discount to the note was amortized over 3 months. The entire $276,606 was amortized and charged to interest expense by June 30, 2006.
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
     On October 21, 2005, the Company entered into certain convertible promissory notes (the “October 2005 Notes”) in the aggregate principal amount of One Million Dollars ($1,000,000). Interest accrues under the October 2005 Notes at the rate of ten percent (10%) per annum. The principal amount of the October 2005 Notes, together with accrued interest, was due February 19, 2006, or 90 days after the date the notes were entered into, unless the October 2005 Notes were converted into debt or equity securities of the Company in the Company’s next financing involving sales by the Company of a class of its preferred stock or convertible debt securities, or any other similar or equivalent financing transaction. As of June 30, 2006, interest of $35,000 was accrued and charged to interest expense.
     Also on October 21, 2005, the Company also issued warrants to purchase an aggregate of 363,636 shares of common stock of the Company in connection with the October 2005 Notes described above. The exercise price for the Warrant shares is $1.375, subject to adjustment as provided in the Warrant. The Warrants are exercisable for five years after the date of the Warrants. Based on the fair market value, $512,691 was allocated to the warrants and the remainder of $487,309 was allocated to the October 2005 Notes. The fair value of the Warrants was determined by utilizing Black-Scholes method. The discount to the October 2005 Notes was amortized over 3 months. For the year ended June 30, 2006, the entire $512,691 was accreted and charged to interest expense. In the quarter ended March 31, 2006, $500,000 of the principal amount under the October 2005 Notes, plus $19,028 accrued interest, has been paid.
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
     On October 26, 2005, as part of the Merger Consideration under the Tesseract Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. During the year ended June 30, 2006, interest of $85,313 was accrued and charged to interest expense. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.
On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006 (see Note 8).
The Tesseract Merger Agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. Since the Working Capital Adjustment was not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, since the Working Capital Adjustment was not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of June 30, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $350,000 for the advisory fee as of June 30, 2006.
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
     On January 27 and on January 30, 2006, the Company entered into certain convertible promissory notes (the “January 2006 Convertible Notes”) in the aggregate principal amount of One Million Three Hundred Seventy-Five Thousand Dollars ($1,375,000). The principal amount of the January 2006 Convertible Notes, together with accrued interest, shall be due and payable on demand by the holder thereof on the maturity date which is no earlier than sixty (60) days after the date such January 2006 Convertible Notes were issued (the “Original Maturity Date”), unless the January 2006 Convertible Notes are converted into common stock and warrants as described below. In the event that the January 2006 Convertible Notes are not converted by their Original Maturity Date, interest will begin to accrue at the rate of ten percent (10%) per annum. For the year ended June 30, 2006, the Company accrued and expensed $58,715 for this interest.
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
     Notwithstanding anything to the contrary in the January 2006 Subscription Agreements, the number of shares of common stock that may be acquired by any investor upon any exercise of this follow-on right (or otherwise in respect hereof) shall be limited to the extent necessary to ensure that, following such exercise (or other issuance), the total number of shares of common stock then beneficially owned by such investor and its Affiliates and any other persons whose beneficial ownership of common stock would be aggregated with such investor for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of the Company common stock. By written notice to the Company, any investor may waive this provision, but any such waiver will not be effective until the 61st day after such notice is delivered to the Company.
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
Note 15. Late Filing Penalties
          As of June 30, 2005, the Company had accrued penalties related to delays in certain events related to the Company’s Series C Preferred Stock (all of which has been converted into common stock, as of June 30, 2006), and other securities sold January 31, 2005, the proceeds from which were used to fund the acquisition of Gupta. On January 31, 2005, the Company entered into certain Series C Subscription Agreements (collectively, the “Series C Subscription Agreement”), with the Investors named therein. Under the Series C Subscription Agreement, the Company issued Series C Notes, which, on March 31, 2005, converted into shares of Series C Preferred Stock, and warrants to acquire common stock. Since the Series C Notes were not converted by March 17, 2005, due to a delay in receiving approval required before effecting an amendment to the Company’s Articles of Incorporation, the Company could have been considered to have been obligated to pay to the Investors a penalty in cash equal to ten percent (10%) of the principal amount of the Series C Notes. Accordingly, as of June 30, 2005, the Company accrued $647,500 for this potential penalty.
          Furthermore, that certain Investors’ Agreement entered into by the Company and the Investors named therein on January 31, 2005 (the “Series C Investors’ Agreement), the Company agreed to register the shares of common stock issuable (i) upon conversion of the Series C Stock, (ii) upon exercise of the warrants issued to the Series C stock holders, (iii) upon conversion of certain subordinated notes and certain warrants issued by the Company under the Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, and (iv) the warrants issued under the Senior Note and Warrant Purchase Agreement dated January 31, 2005. The registration statement covering such shares, which was required to be filed under the Series C Investors’ Agreement, was filed after the due date under the agreement due to the delay in receiving required consents necessary for filing. As there was no assurance the Company would receive an acknowledgement that no penalty applied under the Series C Investors’ Agreement under these circumstances, or waiver of such penalties, the Company accrued $386,000 for the fiscal year ended June 30, 2005.
          Subsequently, the Company received sufficient waivers and acknowledgements from the Investors that these penalties are not owed. Therefore, both of these accruals were reversed as of June 30, 2006.
Note 16. Income Taxes
          The income tax effects of significant items, comprising the Company’s net deferred tax assets and liabilities, are as follows:

	June 30,
	2006	2005
	(In thousands)
Deferred tax liabilities:
Differences between book and tax basis of goodwill	$109	$41

Deferred tax assets:
Operating loss carryforwards	$22,246	$13,211

Net deferred tax asset	$22,137	$13,170

Valuation allowance	$22,137	$13,170

          The Company has foreign subsidiaries based in the United Kingdom, Canada and Germany and is responsible for paying certain foreign income taxes. As a result, there is an income tax provision of $181,655 and $97,945 for the years ended June 30, 2006 and 2005, respectively.
          For the U.S. operations the difference between the federal statutory tax rate of 40% and the effective rate of 0% reflected in the accompanying financial statements is attributable to no tax benefit being recorded for the future utilization of the net operating loss carry forward.
          The Company has a U.S. Federal net operating loss carry forward of approximately $55,614,000 as of June 30, 2006, which may be used to reduce taxable income in future years. These NOL’s will expire in the year 2021 through 2026. The deferred tax asset primarily resulting from net operating losses was approximately $22,137,000 at June 30, 2006 and $13,170,000 at June 30, 2004. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, some portion of the net operating loss carryforward will be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.
Note 17. Commitments and Contingencies
Legal Proceedings.
          From time to time, Halo may be involved in litigation that arises in the normal course of its business operations. As of the date of this proxy statement/prospectus, Halo is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.
Leases
     The Company leases office space in Greenwich, Connecticut, where the Company has its principal executive offices.
     The lease commenced on August 29, 2005 and was amended to expand the leased premises on May 1, 2006. The lease expires on August 31, 2010. Under the terms of the lease, the Company will pay an aggregate rent over the term of the lease of $926,878.
     Rent expense company-wide amounted to approximately $1,227,000 and $230,000 for the years ended June 30, 2006 and 2005, respectively.
     Minimum rental payments under non-cancelable operating leases for company-wide as of June 30, 2006 is as follows:

2007	$1,497,324
2008	838,924
2009	394,571
2010	296,001
2011	36,027

Total	$3,062,847

Note 18. Amendment to Articles of Incorporation.
     The Company filed with the Nevada Secretary of State the Certificate of Amendment to Articles of Incorporation described in its Definitive Information Statement filed on March 13, 2006. The amendment changed the Company’s name to Halo Technology Holdings, Inc., effective April 2, 2006.
Note 19. Series D Certificate of Designation.
     The Company filed with the Secretary of State of the State of Nevada a Certificate of Designation establishing the series of preferred stock to be referred to as the Series D Preferred Stock. The Certificate of Designation establishing the Series D Preferred Stock became effective October 26, 2005. The Certificate of Designation modifies the Company’s Articles of Incorporation by establishing the rights and preferences of the Series D Stock.
Note 20. Geographic Information
     The Company sells its products to customers primarily through direct sales to independent software vendors and end-users in North America and through distributors and value added resellers in the rest of the world. The Company operates in one segment. For the years ended June 30 2006 and 2005, the geographic breakdown of revenues was as follows:

	Year ended June 30, 2006
	License	Service	Total
North America	$2,323,432	$14,079,023	$16,402,455
Europe, Africa and the Middle East	2,873,129	4,633,291	7,506,420
Asia Pacific	507,127	509,329	1,016,456
Latin America	119,752	163,912	283,664

Total	$5,823,440	$19,385,555	$25,208,995

	Year ended June 30, 2005
	License	Service	Total
North America	$1,283,296	$719,319	$2,002,615
Europe, Africa and the Middle East	1,447,982	1,228,744	2,676,726
Asia Pacific	177,767	139,180	316,947
Latin America	77,707	49,927	127,634

Total	$2,986,752	$2,137,170	$5,123,922

     Many of the Company’s ISVs, VARs and end users place their orders through distributors. A relatively small number of distributors have accounted for a significant percentage of the Company’s revenues. One of the Company’s distributors, accounted for 10% and 22% of the Company’s revenue for the years ended June 30, 2006 and 2005, respectively. The same distributor accounted for 7% and 23% of the Company’s accounts receivable at June 30, 2006 and June 30, 2005, respectively.
Note 21. Employee Benefit Plan
     The Company has a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions. The 401(k) expense for the year ended June 30, 2006 and June 30, 2005 was $236,230 and $34,837, respectively.
Note 22. Related Party Transactions.
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
     Under the Assignment, the Company agreed to repay ISIS (or its assignees), for the $1,000,000 ISIS paid to the Seller in October, 2004. Furthermore, upon the acquisition of Gupta, in consideration of the assignment, and services in connection with due diligence, financing contacts and structure, for its efforts in negotiating the terms of the acquisition (including the specific right to assign the Purchase Agreement to the Company), and undertaking the initial obligation regarding the purchase of Gupta, the Company shall pay ISIS and its investors, as allocated by ISIS, a transaction fee equal to $1,250,000, payable either in cash or, at the election of ISIS, in Series B-2 securities, or senior debt or senior equity issued in connection with the Gupta financing. As of June 30, 2006, $50,000 has been paid to ISIS, and the remainder is shown on the balance sheet as a due to ISIS. The Company will also reimburse ISIS for any amounts it has incurred in connection with the negotiation and consummation of the transaction. In addition, the Company also owed approximately $44,000 to ISIS for various expenses paid by Isis on behalf of the Company.
     One of the Senior Noteholders under the Senior Note Agreement described above in Note 10, was B/T Investors, a general partnership. B/T Investors lent the Company a total of $975,000 under the Senior Note Agreement, and received Senior Notes in that principal amount. One of the partners in B/T Investors is Brian J. Sisko the Company’s Chief Operating Officer. B/T Investors assigned its Senior Notes to its various partners, and Mr. Sisko received a Senior Note in the principal amount of $100,000. This note held by Mr Sisko was paid off in August, 2005 when the Company refinanced its debt when it entered into the long term credit facility with Fortress Credit Corp.

          ISIS holds certain non-qualified options to acquire shares of the Company common stock. The number of shares underlying these options are 200,914. The exercise price is $6.75. The exercise of these options is subject to the achievement of the following vesting and milestone terms:
     (i) 40% of the total shares underlying each Option shall vest upon the date that the closing sale price of the Company’s Common Stock has been at least $18.00 per share (as adjusted for stock splits, dividends and the like) for a period of ten consecutive trading days;
     (ii) an additional 16% of the total shares underlying each Option shall vest upon the date that the closing sale price of the Company’s Common Stock has been at least $25.00 per share (as adjusted for stock splits, dividends and the like) for a period of ten consecutive trading days;
     (iii) an additional 20% of the total shares underlying each Option shall vest upon the date that the closing sale price of the Company’s Common Stock has been at least $40.00 per share (as adjusted for stock splits, dividends and the like) for a period of ten consecutive trading days; and
     (iv) an additional 24% of the total shares underlying each Option shall vest upon the date that the closing sale price of the Company’s Common Stock has been at least $50.00 per share (as adjusted for stock splits, dividends and the like) for a period of ten consecutive trading days.
          Any of the above-described options not previously exercisable shall be vested and exercisable on the fifth anniversary.
          In connection with these options, the Company recognized compensation expense of $210,592 and $193,050 for the years ended June 30, 2006 and 2005, respectively.
Note 23. Subsequent Events
a)  Issuance of Common Stock and Warrants
On July 21, 2006, Halo issued an aggregate of 2,732,392 shares of common stock in conversion of (1) an aggregate of $1,850,000 invested Halo (and $126,041.67 of interest on such amount) as described in the Halo’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 (and $64,444.44 of interest on such amount) invested in Halo as described in the Halo’s Current Report on Form 8-K filed February 2, 2006. In addition, the investors received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share, are exercisable over a five year term and subject to certain adjustments as set forth in the warrant. A copy of the form of the warrant is attached as Exhibit 10.126 to the Company’s Current Report on Form 8-K filed July 27, 2006, and is incorporated herein by reference.
b)  Agreement and Plan of Merger with Tenebril, Inc.
On August 24, 2006 Halo entered into an Agreement and Plan of Merger (the “Tenebril Agreement”) with Tenebril Acquisition Sub, Inc., (“Merger Sub”) a wholly-owned subsidiary of the Company, Tenebril Inc., (“Tenebril” or the “Target”), and Sierra Ventures, as agent for the Target stockholders (the “Stockholders’ Agent”).
Under the terms of the Tenebril Agreement, Tenebril was merged with and into the Merger Sub (the “Merger”) with Tenebril surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, the shares of Target Capital Stock issued and outstanding immediately prior to the effective time were converted into promissory notes issued by Halo (each, a “Tenebril Note” and collectively, the “Tenebril Notes”). The aggregate original principal amount of all Tenebril Notes issued by Halo was $3,000,000.
The Tenebril Notes are due February 15, 2007, and accrue interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company option, the Company may convert some or all of the amount due under the Tenebril Notes into shares of Common Stock of the Company. The number of shares issued upon conversion will be the total amount being converted divided by the Conversion Price then in effect. The Conversion Price is 85% of the Market Price as defined in the Tenebril Notes.
At the Closing, the Company also delivered to the Target Broker a promissory note (the “Target Broker Promissory Note”).

The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and is due on February 15, 2007
Under the Tenebril Agreement, Tenebril made certain customary representations and warranties to the Company concerning Tenebril and the Company made certain customary representations and warranties to Tenebril. The Tenebril Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits.
Also on August 24, 2006, the Company entered into an Investors’ Agreement (the “Tenebril Investors’ Agreement”) with the Target Stockholders. This agreement provides for the registration of shares of the Company’s Common Stock in the event the Company issues shares upon conversion of the Tenebril Notes. Under the Tenebril Investors’ Agreement, the Company shall, within thirty (30) days after the issuance of such shares (the “Registrable Shares”), prepare and file a registration statement on Form SB-2 or an equally suitable registration statement (the “Registration Statement”) for the purpose of registering all of the Registrable Shares for resale. Such Registration Statement also shall cover, to the extent allowable under the 1933 Act and the rules promulgated thereunder (including Rule 416), such indeterminate number of additional shares of Common Stock resulting from stock splits, stock dividends or similar transactions with respect to the Registrable Securities. The Company agreed to use its best efforts to cause such Registration Statement to be declared effective by the Securities and Exchange Commission (the “SEC”) at the earliest practicable date thereafter. The Company also agreed to use its best efforts to keep the Registration Statement effective (the “Effectiveness Period”) (subject to reasonable blackout provisions as may be required in order to comply with the securities laws) until the earlier of: (i) twenty four (24) months after the date that the Registration Statement is declared effective by the SEC; (ii) the date when all of the Registrable Shares covered by the Registration Statement are sold; or (iii) the date when Rule 144(k) is available with respect to all of the securities covered by such Registration Statement.
A copy of the Tenebril Agreement is attached as Exhibit 10.127 to the Company’s Current Report on Form 8-K filed August 30, 2006, and is incorporated herein by reference. A copy of the form of Tenebril Notes is attached as Exhibit 10.128, to the Company’s Current Report on Form 8-K filed August 30, 2006 and is incorporated herein by reference and a copy of the Tenebril Investors’ Agreement is attached as Exhibit 10.129 to the Company’s Current Report on Form 8-K filed August 30, 2006, and is incorporated herein by reference. The foregoing description of the Tenebril Agreement, the Tenebril Notes and the Tenebril Investors’ Agreement is qualified in its entirety by reference to the full text of the agreements.
c)  Amendment to Current Report on Form 8-K Regarding Third Quarter Earnings
In the Company’s fiscal 2006 third quarter earnings release, dated May 15, 2006, and furnished to the Securities and Exchange Commission (“SEC”) as a Current Report on Form 8-K on May 15, 2006, the Company reported that it had achieved “positive cash flow from operations” and that it was generating “positive operating cash flow (on a pro forma EBITDA basis).” In making this statement, the Company included in its calculation of EBITDA (earnings before interest, taxes, depreciation and amortization) historical deferred revenues from acquired companies (as recorded on the historical financial statements of the acquired companies prior to acquisition) without giving effect to the “deferred revenue fair value reduction” required by GAAP and purchase accounting when concluding that its cash flow on a pro forma EBITDA basis was positive for the quarter ended March 31, 2006. Without the inclusion of this historical deferred revenues from acquired companies or if the Company had given effect to the “deferred revenue fair value reduction”, the Company would not have reported positive cash flow from operations on an EBITDA basis for the quarter ended March 31, 2006. After discussions with the Company’s independent auditors and staff at the Securities and Exchange Commission, the Company has agreed not to use the measure “pro forma EBITDA basis.” The Company has amended its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 to remove pro forma information with respect to “Deferred Revenues” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Non-GAAP Financial Measures.”
d)  Restatements of Periodic Reports
In the course of responding to comments received from the SEC in connection with the Company’s registration statement on Form S-4 filed April 5, 2006, and amended on June 1, 2006, the Company identified errors resulting from the improper treatment of certain warrants to acquire common stock of the Company. The Company had treated the warrants as equity, but the warrants should have been treated as liabilities.

Accordingly, on September 1, 2006, the Company’s Board of Directors determined that investors should not rely on the Company’s (a) consolidated financial statements for the period ended June 30, 2005 and the report thereon of the Company’s independent registered public accountants, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on September 28. 2005, (b) condensed consolidated financial statements for the period ended September 30, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2005, (c) condensed consolidated financial statements for the period ended December 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 15, 2006, and (d) condensed consolidated financial statements for the period ended March 31, 2006, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006. The Board of Directors subsequently determined that investors should not rely on the Company’s condensed consolidated financial statements for the period ended March 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2005.
As a result of these determinations, the Company has amended its Annual Report for the year ended June 30, 2005 and its Quarterly Reports for the interim periods ended March 31, 2006, December 31, 2005, September 30, 2005, and March 31, 2005. The amended Annual Report and the amended Quarterly Reports were filed with the SEC on October 11, 2006. The Company’s Board of Directors have discussed these matters with the Company’s independent registered public accounting firm.
     The effects of these restatements on the Consolidated Statements of Operations for the twelve months ended June 30, 2005 and the three months ended March 31, 2006 are as follows:

	12 months Ended June 30, 2005
	As Previously	Restatement	Adjusted
	Reported	Adjustments	Financials
Revenue	$5,123,922	$—	$5,123,922
Net (loss)	(15,372,939)	(35,885,911)	(51,258,850)
Beneficial conversion and preferred dividends	(7,510,590)	(13,993,088)	(21,503,678)

Loss attributable to common stockholders	$(22,883,529)	$(49,878,999)	$(72,762,528)

Loss per share — basic	$(11.97)		$(38.06)
Loss per share — diluted	$(11.97)		$(38.06)

Weighted-average number of common shares — basic	1,912,033		1,912,033
Weighted-average number of common shares — diluted	1,912,033		1,912,033

	9 months Ended March 31, 2006
	As Previously	Restatement	Adjusted
	Reported	Adjustments	Financials
Revenue	$16,786,583	$—	$16,786,583
Net income (loss)	(12,692,855)	34,052,427	21,359,572
Beneficial conversion and preferred dividends	(1,069,162)	—	(1,069,162)

Income (loss) attributable to common stockholders	$(13,762,017)	$34,052,427	$20,290,410

Income (loss) per share — basic	$(2.97)		$4.38
Income (loss) per share — diluted	$(2.97)		$0.77

Weighted-average number of common shares — basic	4,637,578		4,637,578
Weighted-average number of common shares — diluted	4,637,578		27,860,277

e)  Purchase and Exchange Agreement with Unify
On September 13, 2006, Halo and Unify Corporation (“Unify”) entered into a Purchase and Exchange Agreement (the “Unify Purchase Agreement”). Under the Unify Purchase Agreement, Halo agreed to sell its subsidiary, Gupta Technologies, LLC, to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) 5,000,000 shares of Unify common stock, (iv) warrants to acquire 750,000 shares of Unify stock, (v) $5,000,000 in cash, of which Halo has received $500,000 as a deposit (the “Deposit”), and (vi) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Unify Purchase Agreement, the “Working Capital Adjustment”).
The Unify Purchase Agreement includes customary representations and warranties concerning the parties to the agreement and the assets and liabilities of the businesses being exchanged. The Unify Purchase Agreement also includes covenants governing, among other things, the operations of these businesses in the ordinary course of business prior to the closing.
Consummation of the transactions is subject to several closing conditions, including, among others, that neither of the businesses being exchanged shall have suffered a material adverse change, and that Unify has received financing in an amount sufficient, together with any available funds from Unify’s working capital, to enable Unify to pay the remaining portion of the Cash Purchase Price to Halo at the Closing. In addition, it is a condition to the Closing that Halo shall have received all consents required from its secured lenders.
The Unify Purchase Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits contained in the Unify Purchase Agreement and provided further that neither party shall be liable for damages in excess of certain limits contained in the Unify Purchase Agreement.
The Unify Purchase Agreement may be terminated if the transactions do not close on or before December 29, 2006, for failure to meet closing conditions, and for other reasons set forth in the agreement. In the event of termination, the Deposit may be converted into equity securities of Halo (shares and warrants, if applicable), retained by Halo, or refunded by Halo depending on the reason for termination.
A copy of the Unify Purchase Agreement is attached as Exhibit 10.130 to the Company’s Current Report on Form 8-K filed September 19, 2006, and is incorporated herein by reference. The foregoing description of the Unify Purchase Agreement is qualified in its entirety by reference to the full text of the Unify Purchase Agreement. Other exhibits to the Unify Purchase Agreement, which have not been filed with this Current Report on Form 8-K, will be furnished to the Securities and Exchange Commission upon request.
f)  Termination Agreement with Unify
On September 13, 2006, Halo and Unify entered into a Termination Agreement (the “Unify Termination Agreement”) terminating the Merger Agreement entered into by Halo and Unify on March 14, 2006. A copy of the Merger Agreement was filed as Exhibit 10.118 to Halo’s Current Report on Form 8-K filed March 20, 2006, a copy of Amendment No. 1 to the Merger Agreement was filed as Exhibit 10.123 to Halo’s Current Report on Form 8-K filed May 24, 2006, and a copy of Amendment No. 2 to the Merger Agreement was filed as Exhibit 10.125 to Halo’s Current Report on Form 8-K filed July 11, 2006. The Unify Termination Agreement further provides for the mutual release of any claims in connection with the Merger Agreement by Halo or Unify against the other party.
In connection with the Merger Agreement, two shareholders of Unify had executed stockholder agreements (together, the “Stockholder Agreement”) with Halo, requiring these stockholders to vote their Unify shares in favor of the Merger. Pursuant to the terms of the Stockholder Agreement, Halo was entitled to direct the voting of shares of Unify Common Stock held by the Stockholders. Pursuant to its terms, the Stockholder Agreement terminated upon the termination of the Merger Agreement. A copy of the form of Stockholder Agreement was filed as Exhibit 10.119 to Halo’s Current Report on Form 8-K filed March 20, 2006.
A copy of the Purchase Agreement was attached as Exhibit 10.131 to the Company’s Current Report on Form 8-K filed September 19, 2006, and is incorporated herein by reference. The foregoing description of the Unify Termination Agreement is qualified in its entirety by reference to the full text of the Unify Termination Agreement.
g)  Equity Purchase Agreement with RevCast, Inc.
On September 15, 2006, Halo entered into an Equity Purchase Agreement (the “RevCast Purchase Agreement”) with the stockholders (the “RevCast Stockholders”) of RevCast, Inc., (“RevCast”) and the members (the “Enterprises Members”) of RevCast Enterprises, LLC (“Enterprises;” and, together with RevCast, the “Acquired Companies”). The RevCast Stockholders and the Enterprises Members are collectively referred to as the “Sellers.”
Pursuant to the RevCast Purchase Agreement, Halo acquired all of the equity securities of the Acquired Companies (the “Equity Interests”) from the Sellers in exchange for the Purchase Price. The Purchase Price for the Equity Interests was 350,000 shares of the Halo’s common stock, as well as the Royalty Payments, if and when due under the RevCast Purchase Agreement. At the date of issuance, the market value (based on the closing price of our common stock) of the 350,000 shares issued as part of the Purchase Price was $304,500. The Royalty Payments are defined in the RevCast Purchase Agreement as twenty percent (20%) of revenues generated by the assets of the Acquired Companies. The Royalty Payments will be paid in cash quarterly. The maximum Royalty Payment will be $400,000.
The RevCast Purchase Agreement includes customary representations and warranties concerning the parties to the agreement and the Acquired Companies’ assets and liabilities. The RevCast Purchase Agreement also contains indemnity terms which provide that the Sellers shall indemnify Halo, and Halo shall indemnify the Sellers, for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits contained in the RevCast Purchase Agreement, and, provided further, that neither party shall be liable for damages in excess of certain limits contained in the RevCast Purchase Agreement.
A copy of the RevCast Purchase Agreement was attached as Exhibit 10.132 to the Company’s Current Report on Form 8-K filed September 21, 2006, and is incorporated herein by reference. The foregoing description of the RevCast Purchase Agreement is qualified in its entirety by reference to the full text of the RevCast Purchase Agreement.
     Subordinated Debt Financing
     On October 12, 2006, the Company entered into that certain Subscription Agreement (the “Subscription Agreement”) for the sale of the certain convertible promissory notes (each a “Note” and collectively, the “Notes”) and warrants (the “Warrants”) to acquire common stock in the Company. In connection with these transactions, the Company and the investors entered into certain subordination agreements concerning the priority of the Company’s debt, and certain ancillary agreements, which are all described below.
     The Company sold Notes in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) under the Subscription Agreement. The Company received $1,500,000 in cash from the Investor. and 1,000,000 shares of its common stock in exchange for the issuance of these Notes. The Notes are convertible into common stock at any time at the option of the holder. The maturity date of the Notes is three years after the date of issuance. In the event that the Notes are not converted by the maturity dates of the Notes, any principal outstanding will then be due and payable. Interest on outstanding principal amounts accrues at the rate of ten percent (10%) per annum and is payable in shares of the Company’s common stock. The Company may prepay the amount due under the Notes at any time, provided that the Company make a proportional prepayment on any other Notes sold under the Subscription Agreement. If the holder of the Notes elects to convert the Note into common stock, the holder will receive a number of shares equal to the amount of principal being converted, divided by the conversion price, which is $0.68, subject to change as provided in the Note. In addition, the Company issued Notes in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement in exchange for 1,000,000 shares of the Company’s common stock.
     Pursuant to the Subscription Agreement the Company issued Warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes. Accordingly, the Company issued warrants to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000. The warrants have a conversion price of $.80 per share (subject to certain anti-dilution adjustments as provided in the Warrant) and are exercisable for a period of 5 years. The Company did not issued warrants in connection with the issuance of the $1,250,000 Note.
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D”) under the Securities Act of 1933, as amended.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “Registrable Shares”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. If a registration statement covering the Registrable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement. The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
     On October 12, 2006, the Company entered into that a letter agreement (the “Vision Agreement”) with Vision Opportunity Master Fund, Ltd. (“Vision”). In consideration for Vision’s entering into the Subscription Agreement and acting as lead investor, in addition to the Notes and Warrants that issued pursuant to the Subscription Agreement, the Company also issued to Vision warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes purchased by Vision. Accordingly, the Company issued to Vision additional warrants (the “Additional Warrants”) to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000.
     Furthermore, the Company agreed that, for as long as Vision is a holder of at least 25% of the Notes or Warrants purchased under the Subscription Agreement (or the shares of Common Stock issuable upon the conversion or exercise thereof), Vision will have the right to nominate one director to the Company’s board of directors. The Company shall recommend that its shareholders approve such nomination at any shareholders’ meeting for the election of directors or in connection with any written consent of shareholders of the election of directors.
     Under the Vision Agreement, the Company agreed to reduce its parent company overhead by a minimum of 25% within six (6) months of the Closing and represented that it shall use at least $5 million of the estimated $6 million in proceeds from the sale of its Gupta subsidiary to reduce the amount of its indebtedness to Fortress Credit Corp.
     On October 12, 2006 the Company entered into that certain Subordination Agreement (the “Subordination Agreement”) with the Investor under the Subscription Agreement and Fortress Credit Corp. (“Fortress”), Halo’s senior creditor pursuant to which the Investor agreed that the Notes are expressly subordinate and junior in right of payment to all senior obligations owed by the Company to Fortress or another senior lender under Halo’s existing senior credit facility with Fortress. Also under this Subordination Agreement, Fortress consented to the issuance of the Notes and the other transactions set forth in the Subscription Agreement.
     On October 12, 2006 the Company entered into that certain Intercreditor and Subordination Agreement (the “Intercreditor Agreement”) with the Investor under the Subscription Agreement and Halo’s existing subordinated debt lenders (the “Existing Lenders”), Crestview Capital Master, LLC (“Crestview”) and CAMOFI Master LDC (“CAMOFI”). Under the Intercreditor Agreement the Investor agreed that the Notes are expressly subordinate and junior in right of payment to all senior obligations owed by the Company to the Existing Lenders under Halo’s existing subordinated notes purchased by the Existing Lenders under that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005.
     On October 12, 2006 the Company, the Investor, the Existing Lenders, and Fortress entered into a letter agreement (the “Fortress Letter Agreement”) whereby the parties agreed not to amend or modify the Intercreditor Agreement without the prior written consent of Fortress.
     On October 12, 2006 the Company, Crestview and CAMOFI entered into a Consent Agreement (the “Consent”) whereby Crestview and CAMOFI consented to the transactions contemplated by the Subscription Agreement in consideration of: (i) the Company adjusting the “Conversion Price” set forth in the Subordinated Notes held by Crestview and CAMOFI to be modified from $1.00 to $0.68, and (ii) the “Warrant Price” set forth in the existing warrants held by those entities to be modified from $1.25 to $0.68.
     Amendment No. 2 to Fortress Credit Agreement
     On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment Agreement”) between the Company and Fortress relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, certain covenants were amended or replaced, as follows:
     The Company will not permit the Total Debt to EBITDA Ratio to exceed (a) 3.4 to 1 during the period from the April 1, 2006 to, and including, June 30, 2006, (b) 4.0 to 1 during the period from July 1, 2006 to, and including, September 30, 2006, (c) 4.0 to 1 during the period from October 1, 2006 to, and including, December 31, 2006, (d) 1.5 to 1 during the period from January 1, 2007 to, and including, March 31, 2007, (e) 1.5 to 1 during the period from April 1, 2007 to, and including, June 30, 2007 and (f) 1.5 to 1 during the period from July 1, 2007 to, and including, September 30, 2007.
     The Company will not permit its Cash Interest Coverage Ratio to fall below (a) 3.5 to 1 during the period from the April 1, 2006 to, and including, June 30, 2006, (b) 2.6 to 1 during the period from July 1, 2006 to, and including, September 30, 2006, (c) 2.0 to 1 during the period from October 1, 2006 to, and including, December 31, 2006, (d) 1.7 to 1 during the period from January 1, 2007 to, and including, March 31, 2007, (e) 2.2 to 1 during the period from April 1, 2007 to, and including, June 30, 2007 and (f) 3.0 to 1 during the period from July 1, 2007 to, and including, September 30, 2007.
     The Company will not permit the Fixed Charge Covenant Ratio to fall below (a) 3.2 to 1 during the period from the April 1, 2006 to, and including, June 30, 2006, (b) 1.9 to 1 during the period from July 1, 2006 to, and including, September 30, 2006, (c) 1.3 to 1 during the period from October 1, 2006 to, and including, December 31, 2006 (d) 1.0 to 1 during the period from January 1, 2007 to, and including, March 31, 2007, (e) 1.0 to 1 during the period from April 1, 2007 to, and including, June 30, 2007 and (f) 1.0 to 1 during the period from July 1, 2007 to, and including, September 30, 2007.
     The Company will not permit the aggregate amount of Capital Expenditures by the Group during any twelve month period to exceed US$300,000.
     All defined terms have the meanings set forth in the Amendment Agreement.