Form 10KSB/A
period 2006-06-30
Halo Technology Holdings, Inc.
filed 2006-10-26
CIK 1125052

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
(Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Issuer’s revenues for its most recent fiscal year, ended June 30, 2006, were $25,208,995.
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

EXPLANATORY NOTE
     This Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended June 30, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2006 (the “Original Filing”). We are filing this amendment to reflect two changes necessary due to a clerical error. First, the Original Filing indicated that one of our directors, John L. Kelly, had signed the Annual Report prior to filing. Second, the Original Filing omitted part of the headings to Notes 23(h) and 23(i) to our consolidated financial statements. In addition, in accordance with applicable SEC rules, this Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1. No other items in our Annual Report on Form 10-KSB for the year ended June 30, 2006 are amended hereby.
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about December 1, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III, Items 9 through 12 and 14, of this annual report on Form 10-KSB/A. The 2006 Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” as part of this annual report on Form 10-KSB/A.
     Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☑.
PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Forward-Looking Information
     Certain statements in this Annual Report on Form 10-KSB/A of the Company may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the SEC, as well as the risks and uncertainties discussed in this Annual Report on Form 10-KSB/A.
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
ITEM 8B. OTHER INFORMATION.
     None.

PART III
ITEMS 9, 10, 11, 12, and 14.
     The information required by Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB/A is incorporated by reference from the information contained in the 2006 Proxy Statement to be filed on or about October 28, 2006.
ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3.1 (1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2 (1)	Bylaws of WARP Technology Holdings, Inc.

3.3 (2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4 (6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8 (10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9 (12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10 (16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11 (17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12 (26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

3.13 (33)	Certificate of Amendment to Articles of Incorporation of Halo Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada, effective April 2, 2006.

4.1 (1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2 (13)	Form of Bridge Note issued October 13, 2004 by Warp Technology Holdings, Inc.

4.3 (14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4 (14)	Form of Senior Secured Promissory Note.

4.5 (14)	Form of Initial Warrant and Additional Warrant

4.6 (14)	Form of Subordinated Secured Promissory Note

4.7 (14)	Form of Warrant

4.8 (14)	Form of Convertible Promissory Note

4.9 (19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10 (20)	Form of Promissory Note

4.11 (20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp

Exhibit No.	Description of Exhibit

Technology Holdings, Inc.

4.12 (24)	Form of Promissory Note first issued October 21, 2005.

4.13 (24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14 (30)	Form of Note first issued January 11, 2006

4.15 (31)	Form of Note first issued January 27, 2006.

4.16 (42)	Form of Note first issued October 12, 2006.

4.17 (42)	Form of Warrant first issued October 12, 2006.

10.1 (10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among Warp Technology Holdings, Inc. and the Persons listed on Schedule 1.01 thereto.

10.3 (3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 (3)	Form of the Financial Consulting Agreement dated May 16, 2002 between Warp Technology Holdings, Inc. and Lighthouse Capital, Inc.

10.5 (3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 (3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7 (4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technology Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8 (5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 (5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10 (5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 (5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12 (6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13 (8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 (8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15 (9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16 (10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among Warp Technology Holdings, Inc. and the Persons listed on Schedule 1.01 thereto.

10.17 (10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp Technology Holdings, Inc., the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18 (11)	Form of Employment Agreement for Ron Bienvenu and Warp Technology Holdings, Inc. made as of August 4, 2004

10.20 (11)	Form of Employment Agreement for Ernest Mysogland and Warp Technology Holdings, Inc. made as of August 4, 2004

10.22 (11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528

Exhibit No.	Description of Exhibit

shares of Common Stock of Warp Technology Holdings, Inc., par value $0.00001 per share.

10.24 (11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of Warp Technology Holdings, Inc., par value $0.00001 per share.

10.26 (11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.27 (11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30(13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31(13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32(13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33(14)	Amendment No. 2 to Extension Agreement by and between Warp Technology Holdings, Inc. and Gupta Holdings, LLC.

10.34 (14)	Amendment No. 3 to Extension Agreement by and between Warp Technology Holdings, Inc. and Gupta Holdings, LLC

10.35 (14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between Warp Technology Holdings, Inc. and Gupta Holdings, LLC

10.36 (14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between Warp Technology Holdings, Inc. and the Investors as identified therein.

10.37 (14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among Warp Technology Holdings, Inc., and the persons listed on Exhibit A thereto.

10.38 (14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among Warp Technology Holdings, Inc. and the Purchasers identified therein.

10.39 (14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among Warp Technology Holdings, Inc. and the Purchasers identified therein.

10.40 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Technology & Holdings, Inc. and Collateral Agent (as defined therein).

10.41 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.42 (14)	Senior Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.43 (14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.44 (14)	Senior Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.45 (14)	Subordinated Security Agreement, dated as of January 31, 2005, between Warp Technology Holdings, Inc. and Collateral Agent (as defined therein).

10.46 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.47 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

Exhibit No.	Description of Exhibit

10.48 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.49 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.50 (14)	Intercreditor and Subordination Agreement dated as of January 31, 2005, by and among: the Subordinated Noteholders, the Senior Noteholders, Warp Technology Holdings, Inc., Warp Solutions, Inc., Gupta Technologies, LLC, and the Collateral Agent (as such terms are defined therein).

10.51 (14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52 (14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53 (15)	Separation Agreement, dated as of March 3, 2005, by and between Warp Technology Holdings, Inc. and Gus Bottazzi.

10.54 (18)	Letter Agreement dated October 31, 2003 by and between Gupta Technologies, LLC and Jeffrey L. Bailey.

10.55 (18)	Letter Agreement dated August 4, 2004 by and between Gupta Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.

10.56 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.

10.57 (18)	Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.

10.58 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended January 1, 2005.

10.59 (18)	Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended October 1, 2004.

10.60 (18)	Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC.

10.61 (18)	OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta Technologies, LLC, as amended September 8, 1995, September 30, 1999, December 21, 1999, March 23, 2001, and December 31, 2004.

10.62 (18)	Service Agreement dated March 27, 2002 by and between Offshore Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.

10.63 (18)	Services Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.64 (18)	OEM Product Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.65 (18)	Qt Commercial License Agreement for Enterprise Edition dated as of December 15, 2004 by and between Trolltech Inc. and Gupta Technologies, LLC.

10.66 (18)	OEM License Agreement dated January 1, 2004 by and between Graphics Server Technologies, L.P. and Gupta Technologies, LLC.

Exhibit No.	Description of Exhibit

10.67 (18)	Shrinkwrap software license agreement with Data Techniques, Inc. for the ImageMan software product.

10.68 (18)	Shrinkwrap software license agreement with Rogue Wave Software Inc. for the Rogue Wave Stingray software product.

10.69 (18)	Lease Agreement dated July 19, 2001 by and between Westport Joint Venture and Gupta Technologies, LLC, together with amendments thereto.

10.70 (18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71 (19)	Pledge and Security Agreement by and among Warp Technology Holdings, Inc., Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72 (20)	Credit Agreement dated August 2, 2005 between Warp Technology, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73 (20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technology Holdings, Inc., and Fortress Credit Corp.

10.74 (20)	Security Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc. and Fortress Credit Corp.

10.75 (20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc. and Fortress Credit Corp.

10.76 (20)	Pledge Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc. and Fortress Credit Corp.

10.77 (20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technology Holdings, Inc, the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.78 (20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79 (20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80 (20)	Deed dated August 2, 2005 between Warp Solutions Limited and Fortress Credit Corp.

10.81 (20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82 (20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83 (20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84 (21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85 (21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technology Holdings, Inc.

10.86 (22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87 (22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88 (23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

Exhibit No.	Description of Exhibit

10.89 (23)	Warrant to purchase 181,818 shares of common stock, par value $0.00001 per share issued to DCI Master LDC

10.90 (25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91 (25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92 (25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93 (25)	Fiscal 2006 Halo Senior Management Incentive Plan

10.94 (26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95 (26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96 (26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97 (26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98 (26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99 (26)	Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100 (26)	Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101 (26)	Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104 (26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105 (26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106 (26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107 (26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108 (26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109 (27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.111 (28)	Employment Agreement with Mark Finkel

10.112 (28)	Non-Competition Agreement with Mark Finkel

10.113 (28)	Confidentiality Agreement with Mark Finkel

10.114 (29)	Form of Agreement Regarding Warrants

10.115 (30)	Subscription Agreement entered into January 11, 2006

10.116 (31)	Subscription Agreement first entered into January 27, 2006

10.117 (32)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

Exhibit No.	Description of Exhibit

10.120 (34)	Amendment and Consent, dated as of March 31, 2006 between Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.121 (35)	Lease with 200 Railroad LLC. Certain exhibits and schedules to the Lease are referred to in the text thereof and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

10.122 (37)	Form of Consent Agreement entered into by certain Series C Preferred Stockholders and Halo Technology Holdings, Inc.

10.126 (38)	Form of Warrant issued July 21, 2006.

10.127 (39)	Agreement and Plan of Merger dated August 24, 2006 between Halo Technology Holdings, Inc., Tenebril Acquisition Sub, Inc., Tenebril Inc., and Sierra Ventures.

10.128 (39)	Form of Promissory Note Issued to Tenebril Stockholders

10.129(39)	Investors’ Agreement dated August 24, 2006 between Halo Technology Holdings, Inc. and the Investors named therein.

10.130 (40)	Purchase and Exchange Agreement between Halo and Unify Corporation dated September 13, 2006.

10.131 (40)	Termination Agreement among Halo, UCA Merger Sub, Inc., and Unify Corporation, dated September 13, 2006.

10.132 (41)	Equity Purchase Agreement among Halo, the RevCast Stockholders and the Enterprises Members dated September 15, 2006.

10.133 (42)	Subscription Agreement first entered into October 12, 2006.

10.134 (42)	Letter Agreement between the Company and Vision dated October 12, 2006.

10.135 (42)	Form of Subordination Agreement among the Company, Fortress and other lenders.

10.136 (42)	Form of Intercreditor and Subordination Agreement with Existing Subordinated Lenders.

10.137 (42)	Letter Agreement with Fortress.

10.138 (42)	Consent Agreement with Subordinated Lenders

10.139 (42)	Amendment No. 2 to Fortress Credit Agreement

21.1 (36)	Subsidiaries of Halo Technology Holdings, Inc.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by Warp Technology Holdings, Inc. on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Warp Technology Holdings, Inc. on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K field on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technology Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technology Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(30)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(31)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(32)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006.

(33)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 31, 2006.

(34)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed April 3, 2006.

(35)	Incorporated herein by reference to Halo Technology Holding, Inc.’s Current Report on Form 8-K filed May 5, 2006.

(36)	Incorporated hererin by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Halo Technology Holdings, Inc. on May 15, 2006.

(37)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on May 19, 2006.

(38)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

(39)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 30, 2006.

(40)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 19, 2006.

(41)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2006.

(42)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 13, 2006.

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
h)  Subordinated Debt Financing
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
i)  Amendment No. 2 to Fortress Credit Agreement
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