Form 10QSB
period 2006-09-30
Halo Technology Holdings, Inc.
filed 2006-11-17
CIK 1125052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended September 30, 2006
or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission File No. 000-33197
HALO TECHNOLOGY HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada State or other jurisdiction of incorporation or organization	88-0467845 I.R.S. Employer Identification Number
200 Railroad Avenue, 3rd Floor, Greenwich, CT 06830
(Address of principal executive office)
Issuer’s telephone number: (203) 422-2950
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2006, there were 29,756,625 shares of Common Stock, par value $.00001 per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations
ITEM 3. Controls And Procedures
PART II
ITEM 1. Legal Proceedings
ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits And Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-21.1: SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-21.1: SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION
Forward-Looking Information
     Certain statements in this Form 10-QSB of Halo Technology Holdings, Inc. (the “Company”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. The safe harbors for forward-looking statements provided by the Reform Act are unavailable to issuers of “penny stock”. Our shares may be considered a penny stock and, as a result, the safe harbors may not be available to us. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new products and technologies, and the success of new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: (i) demand for the Company’s products; (ii) the actions of current and potential new competitors; (iii) changes in technology; (iv) the nature and amount of the Company’s revenues and expenses; and (v) overall economic conditions and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Securities and Exchange Commission (“SEC”) as well as the risks and uncertainties discussed in the Company’s Annual Report on Form 10-KSB/A filed with the SEC on October 26, 2006.
ITEM 1. Financial Statements.

Halo Technology Holdings, Inc.
Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$509,645	$853,901
Marketable securities	—	9,750
Accounts receivable, net of allowance for doubtful accounts of $112,843 and $105,812, respectively	2,347,702	2,053,676
Due from Platinum Equity, LLC	330,000	302,500
Prepaid expenses and other current assets	703,210	315,444
Assets held for sale	17,438,677	18,313,168

Total current assets	21,329,234	21,848,439

Property and equipment, net	665,627	320,027
Deferred financing costs, net	1,330,491	1,492,096
Intangible assets, net of accumulated amortization of $1,337,342 and $849,282, respectively	9,563,040	9,679,925
Goodwill	29,983,047	26,283,132
Other assets	74,815	79,919

Total assets	$62,946,254	$59,703,538

Liabilities and stockholders’ equity
Current liabilities:
Current portion of senior notes payable	1,896,189	1,333,126
Notes payable to Tenebril sellers	3,529,412	—
Notes payable to Platinum Equity, LLC	1,750,000	1,750,000
Deposit for sale of Gupta	500,000	—
Notes payable	160,000	3,275,000
Accounts payable	2,119,204	1,609,575
Accrued expenses	6,190,812	5,062,252
Deferred revenue	8,817,806	9,477,722
Due to ISIS	1,243,885	1,243,864
Liabilities of discontinued operations	5,333,455	5,945,227

Total current liabilities	31,540,763	29,696,766

Subordinate notes payable	2,083,334	1,770,833
Senior notes payable	20,137,680	20,752,493
Other long term liabilities	434,594	453,974
Series C warrants liabilities	2,188,244	3,720,893
Senior and Sub warrants liabilities	804,289	1,333,942
Other warrants liabilities	3,160,878	2,566,319

Total liabilities	60,349,782	60,295,220

Commitments and contingencies	—	—

	September 30, 2006	June 30, 2006
	(unaudited)	(audited)
Mandatory redeemable Series D Preferred Stock: $.00001 par value ; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	7,750,000	7,750,000

Stockholders’ equity (deficit):
Preferred stock (Canadian subsidiary)	2	2
Shares of Common Stock to be issued for accrued interest on subordinated debt and for RevCast acquisition	544,840	41,667
Common stock: $.00001 par value; 150,000,000 shares authorized; 30,406,625 and 26,723,247 shares issued and outstanding, respectively	305	267
Additional paid-in-capital	92,292,362	86,265,258
Accumulated other comprehensive loss	(24,728)	(43,528)
Accumulated deficit	(97,966,309)	(94,605,348)

Total stockholders’ equity (deficit)	$(5,153,528)	$(8,341,682)

Total liabilities and stockholders’ equity (deficit)	$62,946,254	$59,703,538

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenue
Licenses	$637,485	$85,000
Services	5,849,661	202,778

Total revenues	6,487,146	287,778

Cost of revenue
Cost of licenses	211,961	6,858
Cost of services	1,504,008	57,526

Total cost of revenues	1,715,969	64,384

Gross Profit	4,771,177	223,394
Product development	1,215,284	86,073
Sales, marketing and business development	1,020,871	130,593
General and administrative (including non-cash compensation of $557,932 and $119,328, respectively)	3, 654,431	633,994

Loss before interest and fair value gain on warrants	(1,119,409)	(627,266)
Fair value gain on warrants	2,668,341	23,806,784
Interest expense, net	(4,772,791)	(2,106,111)

(Loss) income from continuing operations before income taxes	(3,223,859)	21,073,407
Income taxes	9,058	1,218

(Loss) income from continuing operations	(3,232,917)	21,072,189
Income (loss) from discontinued operations, net of taxes	126,603	(682,548)

Net (loss) income	$(3,106,314)	$20,389,641

Computation of (loss) income attributable to common shareholders
Net (loss) income before preferred dividends	$(3,106,314)	$20,389,641
Preferred dividends	(254,674)	(220,179)

(Loss) income attributable to common stockholders	$(3,360,988)	$20,169,462

Basic income (loss) per share attributable to common stock:
(Loss) income from continuing operations	$(0.12)	$6.50
Income (loss) from discontinued operations	$0.01	$(0.22)
Net (loss) income	$(0.11)	$6.28

Diluted income (loss) per share attributable to common stock:
(Loss) income from continuing operations	$(0.12)	$0.92

	Three Months Ended
	September 30,
	2006	2005
Income (loss) from discontinued operations	$0.01	$(0.03)
Net (loss) income	$(0.11)	$0.89

Weighted-average number common shares — basic	29,403,325	3,209,597

Weighted-average number common shares — diluted	29,403,325	22,949,143
See accompanying notes to consolidated financial statements

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Operating Activities
Net (loss) income	$(3,106,314)	$20,389,641
Income (loss) from discontinued operations	126,603	(682,548)

(Loss) income from continuing operations	(3,232,917)	21,072,189

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	403,917	43,279
Recovery of doubtful accounts	(53,840)	—
Fair value gain on warrants revaluation	(2,668,341)	(23,806,784)
Non cash compensation	557,932	119,328
Non cash interest expense	3,517,215	1,925,523
Loss on disposal of property and equipment	(381)	—
Loss on sale of marketable securities	28,429	—
Changes in operating assets and liabilities of continuing operations
Accounts receivable	85,103	219,786
Prepaid expenses and other current assets	145,265	(47,285)
Accounts payable and accrued expenses	946,036	(227,445)
Deferred revenue	(1,141,862)	(14,315)

Net cash used in operating activities of continuing operations	(1,413,444)	(715,724)

Investing activities
Purchase of property and equipment	(174,595)	(23,540)
Acquisition deposits to Platinum Equity, LLC	—	(1,003,835)
Cash acquired in acquisition of Tenebril, Inc.	622,683	—
Cash acquired in acquisition of RevCast, Inc.	500	—
Kenosia acquisition, net of cash acquired of $6,125	—	(464,049)
Deposit from Unify for sale of Gupta Technologies, LLC	500,000	—
Proceeds from sales of marketable securities	12,149	—
Proceeds from sales of property and equipment	960	—

Net cash provided by (used in) investing activities of continuing operations	961,697	(1,491,424)

Financing activities
Repayment of Fortress debt	(270,000)	—
Repayment of subordinated notes	—	(1,500,000)
Repayment of Senior notes	—	(6,825,000)
Proceeds from new Senior notes, net of issuance cost of $1,083,872	—	8,916,128
Proceeds from promissory note	—	500,000

	Three Months Ended
	September 30,
	2006	2005
Net cash (used in) provided by financing activities of continuing operations	(270,000)	1,091,128

Effects of exchange rates on cash	(12,094)	45,738

Cash flows of discontinued operations
Net cash provided by operating activities	389,585	291,773
Net cash used in investing activities	—	(18,471)

	389,585	273,302

Net decrease in cash and cash equivalents	(344,256)	(796,980)

Cash and cash equivalents -beginning of period	853,901	1,548,013

Cash and cash equivalents -end of period	$509,645	$751,033

Supplemental disclosure of cash flow Information:
Income tax paid	$19,517	$31,616
Interest paid	$475,436	$315,068

Supplemental schedule of non-cash investing and financing activities:
     For the three months ended September 30, 2006 and 2005, the Company recorded $254,674 and $220,179, respectively, in connection with convertible preferred dividends.
     On July 6, 2005 the Company purchased Kenosia Corporation (“Kenosia”) for an aggregate purchase price of $1,800,000, subject to certain adjustments. Prior to the closing, $800,000 of the Purchase Price was deposited into an escrow account, and subsequently released to the seller at the closing. The remainder of the Purchase Price was paid in two equal payments of $500,000 each, in cash. The first payment $447,175 (net of working capital adjustment) was made on September 1, 2005 and the second payment was made on January 31, 2006. The following table summarizes the purchase transaction:

Purchase price:
Cash	$1,247,175
Transaction costs	24,750
Note payable	500,000

Total purchas price	1,771,925
Less Fair Value of:
Assets acquired	1,611,793
Liability assumed	386,024

Goodwill	$546,156
     On August 24, 2006, the Company acquired the stock of Tenebril, Inc.(“Tenebril”). In connection with the acquisition of Tenebril, the Company issued a promissory note in the amount of $3,000,000, which is convertible into the Company’s common stock. The conversion price is 85% of the market price determined based on the date of the conversion. The Company recorded a total purchase price of $3,639,412, which was calculated by dividing the principal amount of the note of $3,000,000 by 85% and adding the $110,000 of the Target Broker Promissory Note as a transaction cost (see Note 4). The following table summarizes the purchase transaction:

Purchase price:
Convertible promissory notes	$3,529,412
Transaction costs	110,000

Total purchase price	3,639,412
Fair Value of:
Assets acquired	(1,572,551)
Liabilities assumed	1,372,339

Goodwill	$3,439,200
     On September 15, 2006, the Company acquired RevCast, Inc.(“RevCast”). In connection with the acquisition of RevCast, the Company agreed to issue 350,000 shares of common stock to the sellers. The total purchase price recorded was $248,500 based on the Company’s common stock average price of 2 days prior to and 2 days after the acquisition date. (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Common stock to be issued	$248,500

Total purchase price	248,500
Fair Value of:
Assets acquired	(500)
Liabilities assumed	12,715

Goodwill	$260,715
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed with the SEC on October 26, 2006.

Going Concern
     The Company has incurred recurring operating losses since its inception, as of September 30, 2006, had an accumulated deficit of $97,966,309, and, at September 30, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
     The Company’s continuation as a going concern is dependant upon receiving additional financing. Given the Company’s current cash position, and its expectations of cash flows from operations, the Company anticipates requiring additional working capital of approximately $4 to $6 million for the year ending June 30, 2007, of which we have received $1.5 million in a transaction completed October 12, 2006, see “Subsequent Events — Subordinated Debt Financing.” The Company expects to pursue equity or debt financing in order to meet these capital needs. There can be no assurance that the Company will be successful in such efforts. In the absence of such further financing, the Company will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.

Note 2. Summary of Significant Accounting Policies
Reclassification.
     As a result of the agreement to sell the Gupta’s business (see Note 7), certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Gupta’s assets and liabilities are shown as ‘Assets held for sale’ and ‘liabilities of discontinued operations,’ respectively, on the Company’s Consolidated Balance Sheet. Similarly, Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations.
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
     The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months Ended
	September 30,
	2006	2005
Net (loss) income	$(3,106,314)	$20,389,641
Preferred stock dividends on convertible stock	(254,674)	(220,179)

Net (loss) income attributable to common stockholders for basic net (loss) income per share	$(3,360,988)	$20,169,462
Add back preferred stock dividends on convertible stock	254,674	220,179
Add back interest expense on convertible debt	—	1,389

Net (loss) income attributable to common stockholders for diluted net (loss) income per share	$(3,106,314)	$20,391,030
Weighted average common shares outstanding for basic net (loss) income per share	29,403,325	3,209,597
Impact of dilutive stock options	—	9,969
Impact of dilutive warrants	—	5,749,454
Impact of assumed convertible debt conversion	—	43,479
Impact of assumed convertible preferred stock conversion	—	13,936,644

Total shares for diluted net income per common share	29,403,325	22,949,143

Basic net (loss) income per common share	$(0.11)	$6.28
Diluted net (loss) income per common share	$(0.11)	$0.89
     The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 25,711,324 for the three months ended September 30, 2006 are not included as the inclusion of such would be anti-dilutive.
     For the three months ended September 30, 2005, warrants to purchase 169,576 common shares and stock options to purchase 628,453 common shares were not included in the diluted earnings per share computation as the exercise prices were above the average market price.

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
     The Company’s net income would have been decreased for the three months ended September 30, 2005 had compensation costs for the Company’s stock option grants been determined based on the fair value at the date of the grant dates for awards under these plans in accordance with SFAS 123(R). The proforma amounts have been as follows:

	Three Months Ended
	September 30,
	2006	2005
Net (loss) income, as reported	$(3,106,314)	$20,389,641
Add: Stock-based employee compensation expense included in reported net (loss) income	334,012	47,500
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(334,012)	(383,778)

Net (loss) income, pro forma	(3,106,314)	20,053,363
Preferred dividends	(254,674)	(220,179)

Net (loss) income attributable to common stockholders — pro forma	(3,360,988)	19,833,184

Basic net (loss) income per share, as reported	$(0.11)	$6.28
Diluted net (loss) income per share, as reported	$(0.11)	$0.89

Basic net (loss) income per share, pro forma	$(0.11)	$6.18
Diluted net (loss) income per share, pro forma	$(0.11)	$0.87
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
     The company used the following weighted-average assumptions in the three months ended September 30, 2006 and 2005:

	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
Expected volatility	161.15%	156.41%
Expected dividend yield	—%	—%
Expected risk-free interest rate	4.10%	4.10%
Expected term of options	3.8 years	8.4 years
Maximum contractual term	7 years	8.4 years
Range of estimated forfeitures	—%	—%

     SFAS 123(R) also requires allocating the stock compensation expense to functions of employees who received these options. Below are the stock compensation expenses included in each line of Consolidated Statements of Operations:

Three Months Ended
September 30, 2006
Sales, marketing, and business development	$40,429
General and administrative	293,583

Total stock-based compensation expense	$334,012
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
Note 3. Stockholders’ Equity
Common and Preferred Stock
     On July 21, 2006, the Company issued an aggregate of 2,732,392 shares of its common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041.67 of interest on such amount) as described in the Company’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 of convertible promissory notes previously issued by the Company in January 2006 (and $64,444.44 of interest on such amount) as described in the Company’s Current Report on Form 8-K filed February 2, 2006. The conversion price was $1.25. Because there was a difference between the conversion price and the fair market value of the converted securities, the Company recognized $1,522,310 of interest expense for the three months ended September 30, 2006 as a beneficial conversion related to these issuances.
     On July 28, 2006, the Company issued an aggregate of 133,075 shares of its common stock for advisory fees and finders fees related to the raising of capital the Company has received in the past. The conversion price was $1.25. Because there was a difference between the conversion price and the fair market value of the converted securities, the Company recognized $28,779 of interest expense for the three months ended September 30, 2006 as a beneficial conversion related to these issuances.
     On August 10, 2006, the Company issued an aggregate of 496,000 shares of Common Stock for one year of general financial advisory services commencing on the date. The Company recorded $342,240 for this issuance as a prepaid expense, which will be amortized over the term of the service. For the three months ended September 30, 2006, $47,533 was amortized and charged to expense.
     On August 22 and September 14, 2006, an aggregate of 155,000 shares of the Company’s Common Stock were issued for general consulting services performed. The Company recorded $82,300 for this issuance as an expense.
     Effective May 15, 2006, the holders of a majority of the warrants issued to holders of Series C Stock (“Series C Warrants”) pursuant to the Subscription Agreement, dated January 31, 2005, have agreed to amend and exercise their warrants under the cashless exercise provision contained in Section 1(c) of the Warrants, resulting in a net issuance of shares of Common Stock representing 50% of the shares these stockholders would be entitled to under the Warrants. During the three months ended September 30, 2006, the holders of 182,494 warrants exercised this right and received 91,247 shares of Common Stock under the net exercise provision ( for additional information, see under “Warrants” below). No additional beneficial conversion was recorded as part of the reduction of the conversion price as all the proceeds were originally allocated to the warrants
     During the three months ended September 30, 2006, the Company issued 75,664 shares of Common Stock to pay $62,500 of interest on its Subordinated Notes, which covers the interest period of May 1, 2006 to July 31, 2006.
Stock Options
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
     As of September 30, 2006, the employees and directors of the Company holds an aggregate of 3,643,500 options outstanding under the 2005 Plan. For the three months ended September 30, 2006, the Company recognized $216,018 in compensation expense related to these options. There were also 570,077 options outstanding from previous plans. For the three months ended September 30, 2006, the Company recognized $117,994 in compensation expense related to these previous plan options.

     There was no issuance of stock options during the three months ended September 30, 2006.
Warrants
     In connection with the July 21, 2006 debt conversion into 2,732,392 shares of common stock described in “Common Stock,” the investors also received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share and are exercisable over a five-year term, and include a cashless exercise feature. Of the total $3,415,486 proceeds and accrued interest of the original debt, $1,151,052 was allocated to these warrants. The Company recognized this amount on the conversion, and expensed it as interest expense in the three months ended September 30, 2006.
     In connection with the July 28, 2006 issuance of 133,075 shares of common stocks described in “Common Stock,” the Company issued warrants to acquire an aggregate of 99,807 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share and are exercisable over a five-year term, and include a cashless exercise feature. Of the total $166,343 proceeds and accrued interest of the original debt, $68,689 was allocated to these warrants. The Company recognized this amount on the conversion, and expensed it as interest expense in the three months ended September 30, 2006.
     In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company treats warrants with a cashless exercise feature as a derivative. In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The Company grouped series of warrants that are treated as derivative into three categories: 1) warrants to acquire common stock issued in connection with the Series C preferred stock issued by the Company between March and June 2005, 2) warrants issued in connection with senior and subordinated debt issued by the Company in January 2005, and 3) other warrants issued to Fortress and others in various time periods, including the warrants issued in the three months ended September 30, 2006. The following is the summary of the outstanding warrants in each category as of and for the period ended September 30, 2006:

	Liability	(Gain) Loss on
	as of	Warrants Liability	Interest Expense
	September 30,	Three Months Ended	Three Months Ended
	2006	September 30, 2006	September 30, 2006
Series C warrants	$2,188,244	$(1,459,476)	$—
Senior and Sub warrants	804,289	(529,653)	312,501
Other warrants	3,160,878	(679,212)	1,492,021

Total	$6,153,411	$(2,668,341)	$1,804,522
Note 4. Acquisition of Tenebril, Inc
     On August 24, 2006, the Company completed a purchase of Tenebril, Inc.(“Tenebril”), a privately held Boston based software company providing award-winning Internet and spyware protection to consumers and organizations. The company’s SpyCatcher(TM) Enterprise protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine(TM) differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats.
     Under the terms of the purchase agreement, Tenebril shall be merged with and into the Merger Sub (the “Merger”) with Tenebril surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, the shares of Target Capital Stock issued and outstanding immediately prior to the effective time were converted into promissory notes issued by the Company (each, a “Promissory Note” and collectively, the “Promissory Notes”). The aggregate original principal amount of all Promissory Notes issued by Company was $3,000,000.
     The Promissory Notes are due February 15, 2007, and accrue interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company option, the Company may convert some or all of the amount due under the Promissory Notes into shares of

Common Stock of the Company. The number of shares issued upon conversion will be the total amount being converted divided by the Conversion Price then in effect. The Conversion Price is 85% of the Market Price as defined in the Promissory Notes.
     At the Closing, the Company also delivered to a certain broker a promissory note (the “Target Broker Promissory Note”). The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and is due on February 15, 2007
     The Company recorded a total purchase price of $3,639,412, which is calculated by dividing the principal amount of the notes of $3,000,000 by 85% and adding the $110,000 of the Target Broker Promissory Note as a transaction cost.
     The purchase of Tenebril resulted in approximately $3,439,000 of goodwill. The Company agreed to a transaction that resulted in a significant amount of goodwill for a number of reasons including: Tenebril’s market position and brand; Tenebril’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which Tenebril operates. Tenebril was acquired with the plan of merging Tenebril into Process Software, Inc, one of the Company’s existing subsidiaries, with complementary products and services. The predominant portion of the consideration paid for Tenebril was based on the expected financial performance of Tenebril and the combined business after the merger. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$622,683
Accounts receivable	325,289
Prepaids and other assets	165,964
Property and equipment	218,615
Intangibles	240,000
Goodwill	3,439,200
Accounts payable and accrued expenses	(912,737)
Deferred revenue	(402,780)
Long-term liabilities	(56,822)

$3,639,412

     The Company’s results include operations of Tenebril since August 25, 2006.
Note 5. Acquisition of RevCast, Inc.
     On September 15, 2006, the Company acquired RevCast, Inc., (“RevCast”). RevCast provides forecasting and replenishment solutions to some of the largest manufacturers in the world. RevCast’s flagship product, Integrated Merchandising Solution (IMS), is being used today by several manufacturers that work with Wal-Mart and other major retailers, which share direct POS information.
     The purchase consideration was 350,000 shares of the Halo’s common stock, as well as the royalty payments, if and when due under the purchase agreement. The common stock shares were issued in October 2006. The royalty payments are defined in the purchase agreement as twenty percent (20%) of revenues generated by the assets of the acquired company. The royalty payments will be paid in cash quarterly. The maximum royalty payment will be $400,000.
     The total purchase price recorded was $248,500 based on the Company’s common stock average price of 2 days prior to and 2 days after the acquisition date. The royalty payments will be added to the purchase price as they are incurred.
     The purchase of RevCast resulted in approximately $261,000 of goodwill. The Company agreed to this transaction which resulted in a significant amount of goodwill for a number of reasons including: RevCast’s market position and brand; RevCast’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which RevCast operates. RevCast was acquired with the plan of merging RevCast into the Company’s Kenosia subsidiary since the businesses are related. The predominant portion of the consideration paid for RevCast was based on the expected financial performance of RevCast and the combined business after the merger. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash and cash equivalents	$500
Goodwill	260,715
Accounts payable and accrued expenses	(12,715)

$248,500

     The Company’s results include operations of RevCast since September 16, 2006.

Note 6.	Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information includes David, Profitkey, Process, Empagio, Tenebril, and RevCast. The pro forma consolidated operations of the Company for the three months ended September 30, 2006 and September 30, 2005 assume that the acquisitions had occurred as of July 1, 2006 and July 1, 2005, respectively. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of David, ProfitKey, Process, Empagio, Tenebril, and RevCast been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended
	September 30,
	2006	2005
Revenue	$6,861,474	$8,300,161

Net (loss) income (1)	(2,997,587)	19,213,606
Preferred dividends	(254,674)	(220,179)

(Loss) income attributable to common stockholders	$(3,252,261)	$18,993,427

(Loss) income per share — basic	$(0.11)	$3.56
(Loss) income per share — diluted	$(0.11)	$0.77

Weighted-average number of common shares — basic	29,753,325	5,328,740
Weighted-average number of common shares — diluted	29,753,325	25,068,286

(1)	Net (loss) income includes fair value gains on warrants of $2,668,341 and $23,806,784 for the three months ended September 30, 2006 and 2005, respectively.
Note 7. Purchase and Exchange Agreement with Unify and Discontinued Operations
     On September 13, 2006, Halo and Unify Corporation (“Unify”) entered into a Purchase and Exchange Agreement (the “Unify Purchase Agreement”). Under the Unify Purchase Agreement, Halo agreed to sell its subsidiary, Gupta Technologies, LLC, to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) 5,000,000 shares of Unify common stock, (iv) warrants to acquire 750,000 shares of Unify stock, (v) $5,000,000 in cash, of which Halo has received $500,000 as a deposit (the “Deposit”), and (vi) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Unify Purchase Agreement, the “Working Capital Adjustment”).
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
     Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Gupta’s assets and liabilities are shown as ‘Assets held for sale’ and ‘liabilities of discontinued operations,’ respectively, on the Company’s Consolidated Balance Sheet as of September 30, 2006 and June 30, 2006. Similarly, Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations.
     Assets and liabilities of the discontinued operations are comprised of the following:

	September 30, 2006	June 30, 2006
Assets held for sale:
Accounts receivable	$1,544,061	$2,033,096
Property and equipment, net	101,439	112,882
Intangible assets, net	13,491,193	13,864,183
Goodwill	1,855,264	1,855,264
Other assets	446,720	447,743

Total assets held for sale	$17,438,677	$18,313,168

Liabilities of discontinued operations
Accounts payable	$835,014	$646,122
Accrued expenses	767,494	819,239
Deferred revenue	3,687,131	4,435,131
Other liabilities	43,816	44,735

Total liabilities	$5,333,455	$5,945,227

     Condensed financial information related to these discontinued operations is as follows:

	Three Months Ended
	September 30,
	2006	2005
Total revenues	$2,728,866	$2,920,551
Income (loss) before taxes	157,137	(631,603)
Income taxes	30,534	50,945

Net income (loss) from discontinued operations	$126,603	$(682,548)

Note 8. Credit Agreement
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

The Credit Agreement and the other Financing Documents have the following material terms:
•	Subject to the terms and conditions of the Credit Agreement, the Lenders agreed to make available to the Company a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000.

•	The maximum amount of loans under Tranche A of the credit facility is $10,000,000. The purpose of amounts borrowed under Tranche A is to refinance certain of the Company’s existing debt and to pay certain costs and expenses incurred in connection with the closing under the Credit Agreement.

•	The maximum amount of loans under Tranche B of the credit facility is $15,000,000. Amounts borrowed under Tranche B may be used only to partially fund the acquisition by the Company of one or more companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,083,872. In addition, the Company paid $642,614 in consulting and other fees in connection with the credit facility and in connection with the Tranche B described below. These closing costs have been deferred, and will be amortized over 4 years. For the three months ended September 30, 2006, $107,905 were amortized. The remaining balance of $664,003 was used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For theses purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash. As of September 30, 2006, the Company accrued and expensed $1,051,399 in relation to the PIK interest.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized on August 2, 2006, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing. The repayment due within one year is $2,769,189 as of September 30, 2006. $873,000 for the fair value of the warrants issued in connection of this loan will also be amortized within one year. Net of these two amounts, $1,896,189, is classified under “Current portion of senior notes payable” on the Consolidated Balance Sheet. At September 30, 2006, maturities for the Credit Agreement are as follows:

Years ended June 30,
2007 - remainder	$1,936,000
2008	3,333,000
2009	3,333,000
2010	19,861,000

Total	$28,463,000
•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”— which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment Agreement No. 2”) Pursuant to this Amendment Agreement No. 2, certain financial covenants were amended or replaced to reflect the changes to the Company’s current consolidated assets, liabilities, and expected results of operations. The Company is in compliance with all covenants under the Credit Agreement, Amendment Agreement, and Amendment Agreement No. 2. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be further modified in the future in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the Lenders will be required to agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. If the Company were to fail to comply with the financial covenants under the Credit Agreement and the Lenders failed to agree to amend or waive compliance with the covenants that Halo did not meet, Halo would be in default under the Credit Agreement. Any default under the Credit Agreement would result in a default under most or all of Halo’s other financing arrangements. The Lenders could foreclose on all of Halo’s assets, including the stock in its subsidiaries, and could cause Halo to cease operating.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc. The amendment agreements described below added TAC/Halo, LLC, Process Software, LLC, David Corporation, Profitkey International, LLC, Empagio, Inc, Tenebril, Inc, and RevCast, Inc to this guarantee.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law, Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary, Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection.

•	Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be amortized over 48 months. For the three months ended September 30, 2006, $99,975 was amortized and charged to interest expense.

•	On October 26, 2005, in connection with the acquisition of Tesseract, Process and Affiliates, the Company entered into Amendment Agreement No. 1 (“Amendment Agreement”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement. Additional information of this amendment is qualified in its entirety by reference to Amendment Agreement No. 1, which was previously filed as Exhibit 10.87 of the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 1, 2005.

•	Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Based on the fair market value, $1,892,415 was allocated to the warrants and the remainder of $13,107,585 was allocated to Tranche B. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche B will be amortized over 45 months. For the three months ended September 30, 2006, $118,275 was amortized and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

Note 9.	Notes Payable
Notes Payable to Platinum Equity, LLC
     On October 26, 2005, as part of the Merger Consideration under the Tesseract Merger Agreement, the Company issued a Promissory Note in the amount of $1,750,000 to Platinum. The principal under the Promissory Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Promissory Note are due on March 31, 2006. Interest is payable in registered shares of common stock of the Company, provided that until such shares are registered, interest shall be paid in cash. During the three months ended September 30, 2006, interest of $17,250 was accrued and charged to interest expense. The Promissory Note contains certain negative covenants including that the Company will not incur additional indebtedness, other than permitted indebtedness under the Promissory Note. Under the Promissory Note, the following constitute an Event of Default: (a) the Company shall fail to pay the principal and interest when due and payable: (b) the Company fails to pay any other amount under the Promissory Note when due and payable: (c) any representation or warranty of the Company was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of the Company or any Subsidiary of $50,000 or more in aggregate principal amount; (e) the Company shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against the Company or any subsidiary; (g) the Company breaches any covenant set forth in Section 4 of the Promissory Note; or (h) an Insolvency Event (as defined in the Promissory Note) occurs with respect to the Company or a subsidiary. Upon an Event of Default, the Holder may, at its option, declare all amounts owed under the Promissory Note to be due and payable.
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
     The Tesseract Merger Agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. Since the Working Capital Adjustment was not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, since the Working Capital Adjustment was not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of September 30, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $150,000 for the advisory fee for the three months ended September 30, 2006. The accrued advisory fee balance is $500,000 as of September 30, 2006..
Notes payable to Tenebril sellers
     On August 24, 2006, the Company completed a purchase of Tenebril, Inc.(“Tenebril”), a privately held Boston based software company providing award-winning Internet and spyware protection to consumers and organizations (See Note 4). The aggregate principal amount of all promissory notes issued as the purchase consideration by Company was $3,000,000.
The Promissory Notes are due February 15, 2007, and accrue interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company’s option, the Company may convert some or all of the amount due under the Promissory Notes into shares of Common Stock of the Company. The number of shares issued upon conversion will be the total amount being converted divided by the conversion price then in effect. The conversion price is 85% of the market price of the Company’s common stock as defined in the promissory notes. At the Closing, the Company also delivered to a certain broker a promissory note (the “Target Broker Promissory Note”). The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and is due on February 15, 2007. For the period ended September 30, 2006, the Company recorded $26,370 in accrued interest expense for these notes.

Note 10. Commitments and Contingencies
Legal Proceedings.
     From time to time, Halo may be involved in litigation that arises in the normal course of its business operations. As of the date of this report, Halo is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.
Note 11. Subsequent Events
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
     The Company sold Notes in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) under the Subscription Agreement. The Company received $1,500,000 in cash from the Investor. The Notes are convertible into common stock at any time at the option of the holder. The maturity date of the Notes is three years after the date of issuance. In the event that the Notes are not converted by the maturity dates of the Notes, any principal outstanding will then be due and payable. Interest on outstanding principal amounts accrues at the rate of ten percent (10%) per annum and is payable in shares of the Company’s common stock. The Company may prepay the amount due under the Notes at any time, provided that the Company make a proportional prepayment on any other Notes sold under the Subscription Agreement. If the holder of the Notes elects to convert the Note into common stock, the holder will receive a number of shares equal to the amount of principal being converted, divided by the conversion price, which is $0.68, subject to change as provided in the Note. In addition, the Company issued Notes in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement in exchange for 1,000,000 shares of the Company’s common stock previously held by the investor.
     Pursuant to the Subscription Agreement the Company issued Warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes. Accordingly, the Company issued warrants to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000. The warrants have a conversion price of $.80 per share (subject to certain anti-dilution adjustments as provided in the Warrant) and are exercisable for a period of 5 years. The Company did not issue warrants in connection with the issuance of the $1,250,000 Note.
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“ Regulation D ”) under the Securities Act of 1933, as amended.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “ Registrable Shares ”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. If a registration statement covering the Registrable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement. The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
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
     On October 12, 2006 the Company, Crestview and CAMOFI entered into a Consent Agreement (the “Consent”) whereby Crestview and CAMOFI consented to the transactions contemplated by the Subscription Agreement in consideration of: (i) the Company adjusting the “Conversion Price” set forth in the Subordinated Notes held by Crestview and CAMOFI to be modified from $1.00 to $0.68, and (ii) the “Warrant Price” set forth in the existing warrants held by those entities to be modified from $1.25 to $0.68. Subsequently, pursuant to the Consent, the Conversion Price and the Warrant Price were modified to $0.55.
Amendment No. 2 to Fortress Credit Agreement
     On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment Agreement”) between the Company and Fortress relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, certain covenants were amended. The covenants amended related to the financial ratios between the earnings of the Company’s operating subsidiaries and the Company’s debt, to reflect the changes to the Company since the first amendment to the Credit Agreement, in October of 2005, primarily the addition of Empagio, Tenebril and RevCast as subsidiaries of the Company, the sale of Foresight, and the impending sale of Gupta.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion is based on, and should be read together with, the Company’s accompanying unaudited consolidated financial statements, and the notes to such financial statements, which are included in this report, and with the Company’s Form 10-KSB/A for the year ended June 30, 2006, which was filed with the SEC on October 26, 2006.
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
Name Changes
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
     The purchase price for the acquisition of DAVID Corporation, Process Software, ProfitKey International, and Foresight Software was an aggregate of $12,000,000, which Halo paid in cash. Under the merger agreement for the acquisition of Tesseract (the “Tesseract Merger Agreement”), the merger consideration consisted of (i) $4,500,000 in cash which was paid at closing, (ii) 7,045,454 shares of Series D Preferred Stock of Halo, and (iii) $1,750,000 originally due no later than March 31, 2006 and evidenced by a promissory note to Platinum Equity, LLC (the “Platinum Note”). Additionally, Halo was required to pay a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum Equity, LLC (“Platinum”), the seller of Tesseract, has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of September 30, 2006, Halo has accrued and expensed approximately $500,000 for such fees.
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
Acquisition of Tenebril
     On August 24, 2006, the Company purchased Tenebril. Tenebril is a Boston-based software company providing award-winning Internet and spyware protection to consumers and organizations. Tenebril’s SpyCatcher(TM) Enterprise is the first and only spyware solution that protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine(TM) differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats. The convertible promissory notes of $3,000,000 were issued as the purchase consideration. Tenebril was acquired with the plan of merging Tenebril into Process Software, Inc, one of the Company’s existing subsidiaries, with complementary products and services.
Acquisition of RevCast
     On September 15, 2006 the Company acquired an Illinois-based software company, RevCast. RevCast provides forecasting and replenishment solutions to some of the largest manufacturers in the world. RevCast’s flagship product, Integrated Merchandising Solution (IMS), is being used today by several manufacturers that work with Wal-Mart and other major retailers, which share direct POS information. The purchase consideration was 350,000 shares of the Halo’s common stock, as well as the royalty payments, which is twenty percent (20%) of revenues generated by RevCast’s assets, will be paid in cash quarterly, and has a maximum of $400,000. RevCast was acquired with the plan of merging into the Kenosia subsidiary since the businesses are related.
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
We have recorded a significant amount of goodwill on our balance sheet. As of September 30, 2006, goodwill was approximately $30 million, representing approximately 48% of our total assets and approximately 72% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we will make. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
Stock-Based Compensation
Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Ì Transition and Disclosure.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As a result, compensation cost of the Company for the year ended September 30, 2006 includes compensation expense for unvested portion of all the stock options outstanding and all the stock options granted after the effective date. No restatement has been made to prior periods. We had applied APB 25’s intrinsic value method up to December 31, 2005, and presented pro forma income statements in the footnote to show the effect of FAS123(R) as if it had been implemented in the prior periods.
Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended September 30,
	2006		2005
		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenue	6,487	100%	288	100%
Cost of revenue	1,716	26%	64	22%
Gross Profit	4,771	74%	223	78%
Product development	1,215	19%	86	30%
Sales, marketing and business development	1,021	16%	131	45%
General and administrative	3,654	56%	634	220%
Fair value gain on warrants	2,668	41%	23,807	8,266%
Interest expense	4,773	74%	2,106	731%
Revenue
     Revenue is derived from the licensing of software, maintenance contracts, training, and other consulting services. License revenue is derived from licensing of our software and third-party software products. Services revenue results from consulting and education services, and maintaining, supporting and providing periodic unspecified upgrades for previously licensed products.
Total revenue increased by $6.2 million to $6.5 million for the three months ended September 30, 2006 from $288,000 for the three months ended September 30, 2005. This increase was primarily due to the acquisitions of Empagio, $2.9 million, Process and Affiliates, $2.9 million and Tenebril, $97,000. In addition, there was a net increase in Kenosia of $243,000 of which approximately $166,000 was due to increase in consulting revenue and $122,000 was due to more deferred revenue purchase accounting adjustments recognized in fiscal year 2005. Kenosia’s increase was partially offset by a decrease in the license revenue.
     License revenue increased by $552,000 to $637,000 for the three months ended September 30, 2006 from $85,000 for the three months ended September 30, 2005. This increase was primarily due to the acquisitions of Empagio, $38,000, Process and Affiliates, $560,000 and the increase was partially offset by a decrease in Kenosia of $45,000.
     Services revenue increased $5.7 million to $5.9 million for the three months ended September 30, 2006 from $203,000 for the three months ended September 30, 2005. This increase was primarily due to the acquisitions of Empagio, $2.9 million, Process and Affiliates, $2.4 million and Tenebril, $97,000. In addition, there was a net increase in Kenosia of $288,000 of which approximately $166,000 was due to increase in consulting revenue and $122,000 was due to more deferred revenue purchase accounting in fiscal year 2005.
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
Cost of Revenue
     Total cost of revenue increased by $1.6 million to $1.7 million for the three months ended September 30, 2006 from $64,000 for the three months ended September 30, 2005. This increase was primarily due to the acquisitions of Empagio, $993,000, Process and Affiliates, $582,000 and Tenebril, $69,000.

     The principal components of cost of license fees are manufacturing costs, shipping costs, royalties paid to third-party software vendors, and amortization of acquired technologies. Cost of license revenue increased by $205,000 to $212,000 for the three months ended September 30, 2006 from $7,000 for the three months ended September 30, 2005. This increase was primarily due to the acquisitions of Empagio, $69,000 and Process and Affiliates, $137,000.
     The principal components of cost of services are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs. Cost of services revenue increased by $1.4 million to $1.5 million for the three months ended September 30, 2006 from $58,000 for the three months ended September 30, 2005. This increase was primarily a result of an increase in employee compensation directly related to additional headcounts added in conjunction with the acquisitions of Empagio, $924,000, Process and Affiliates, $445,000 and Tenebril $69,000.
     Gross profit margins were 74% for the three months ended September 30, 2006, compared to 78% for the three months ended September 30, 2005. The gross margin decrease was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries.

Operating Expenses
Research and Development
     Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensable hardware and software costs, overhead costs and costs of contractors. Research and development expenses increased by approximately $1.1 million to $1.2 million for the three months ended September 30, 2006 from $86,000 for the three months ended September 30, 2005. This increase primarily resulted from the acquisitions of Empagio, $425,000, Process and Affiliates, $561,000, and Tenebril, $117,000. To date, all software development costs have been expensed as incurred.
Sales and Marketing
     Selling and marketing expenses consist primarily of salaries, commissions, benefits, advertising, tradeshows, travel and overhead costs for the Company’s sales, marketing, and business development personnel. Sales and marketing expenses increased by approximately $890,000 to $1 million for the three months ended September 30, 2006 from $130,000 for the three months ended September 30, 2005. This increase was primarily attributable to the acquisitions of Empagio, $351,000, Process and Affiliates, $315,000 and Tenebril, $42,000. There was also an increase of $187,000 in corporate headcount to manage the increasing size and complexity of the Company’s operation.
General and Administrative
General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense. General and administrative expenses increased by approximately $3 million to $3.7 million for the three months ended September 30, 2006 from $634,000 for the three months ended September 30, 2005. This increase was primarily attributable to the acquisitions of Empagio, $1 million, Process and Affiliates, $907,000 and Tenebril, $74,000. There was also an increase of approximately $1.1 million in corporate headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions, securities laws, and tax compliance.
Fair Value Gain on Warrants
     Certain warrants the Company issued as part of its financing activities have features that require them to be treated as a derivative in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock.” In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The fair values of these warrants are determined based on the Black-Scholes model, Changes in fair values are charged to the Statements of Operations. Generally, if the Company’s stock price increases, the fair value of the warrants increases, causing the liability to increase and resulting in loss, and vice versa.
     Fair value gain on warrants revaluation was approximately $2.7 million and $23.8 million for the three months ended September 30, 2006 and September 30, 2005, respectively. The gains were results of the stock price decrease. These gains relate to the change in the fair value of the warrants relating to the Series C Preferred Stock, Senior Notes, Subordinated Notes, Fortress, DCI Master LDC and notes issued to other investors.
Interest Expense
     Interest expense increased by $2.7 million to $4.8 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. The increase was primarily due to the beneficial conversion of convertible notes of $1.5 million, cash and accrued interest of $927,000, amortization of warrants of $257,000. The increase was partially offset by the decrease in amortization of deferred financing costs of $74,000.
Results of Discontinued Operations
On September 13, 2006, the Company entered into an agreement to sell its subsidiary, Gupta Technologies, LLC, to Unify Corporation in exchange for Unify’s two business units and other considerations. Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations. Condensed financial information related to these discontinued operations is as follows:

	Three Months Ended
	September 30,
	2006	2005
Revenues	$2,728,866	$2,920,551
Income (loss) before taxes	157,137	(631,603)
Income taxes	30,534	50,945

Net income (loss) from discontinued operations	$126,603	$(682,548)

Revenues of the discontinued operations decreased by $200,000 to $2.7 million for the three months ended September 30, 2006 from $2.9 million for the three months ended September 30, 2005. This decrease was primarily due to the lower billing of the license sale in the anticipation of a new version release of Gupta’s main product lines.
Income before taxes from the discontinued operations increased by $789,000 to $157,000 for the three months ended September 30, 2006 from a loss of $632,000 for the three months ended September 30, 2005. This increase was primarily due to the lower cost structure from a reduction in force Gupta executed in April 2006. The increase was partially offset by the lower revenues described above.
Net Operating Loss Carryforwards
     The Company has a U.S. Federal net operating loss carryforward of approximately $54,625,000 as of September 30, 2006, which may be used to reduce taxable income in future years through the year 2026. The deferred tax asset primarily resulting from net operating losses was approximately $21,782,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code
Liquidity and Capital Resources
     Halo has three primary cash needs. These are (1) operations, (2) acquisitions and (3) debt service and repayment. Halo has financed a significant component of its cash needs through the sale of equity securities and debt.
     For the three months ended September 30, 2006, cash used in continuing operations was approximately $1.4 million. Our net loss $3.1 million was offset by gain on warrants revaluation of $2.7 million and decrease in deferred revenue of $1.1million. In addition, components of cash used for operating activities included non-cash interest expense of $3.5 million, depreciation and amortization expense of $404,000, and non-cash compensation expense of $558,000, and increase in accounts payable and accrued expenses of $1 million. The Company acquired cash of $623,000 through the acquisition of Tenebril. The Company also received $500,000 as a deposit for the anticipated sale of Gupta. $270,000 was used to repay the principal portion of the outstanding debt. $390,000 was also provided by Gupta’s operations, which were classified as discontinuing operations, pending the sale of the business.
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
     The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. As of September 30, 2006, the Company is in compliance with these financial covenants. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be modified in the future in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the Lenders will be required to agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. If the Company were to fail to comply with the financial covenants under the Credit Agreement and the Lenders failed to agree to amend or waive compliance with the covenants that Halo did not meet, Halo would be in default under the Credit Agreement. Any default under the Credit Agreement would result in a default under most or all of Halo’s other financing arrangements. The Lenders could foreclose on all of Halo’s assets, including the stock in its subsidiaries, and could cause Halo to cease operating.
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
     Additionally, under the Tesseract Merger Agreement, Halo was required to pay Platinum a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of September 30, 2006, Halo has accrued and expensed approximately $500,000 for such fees.
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
Conversion of Notes Payable into Common Stock and Warrants
     On July 21, 2006, Halo issued an aggregate of 2,732,392 shares of common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041.67 of interest on such amount) as described in the Halo’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 (and $64,444.44 of interest on such amount) previously issued by the Company in January 2006 as described in the Halo’s Current Report on Form 8-K filed February 2, 2006. In addition, the investors received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share, are exercisable over a five year term and subject to certain adjustments as set forth in the warrant. A copy of the form of the warrant is attached as Exhibit 10.126 to the Company’s Current Report on Form 8-K filed July 27, 2006, and is incorporated herein by reference. In addition, 54,000 shares of common stock and warrants to acquire 40,500 shares of common stock were issued in payment of $67,500 in advisory fees.
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
     Halo’s working capital requirements as of September 30, 2006 was a deficit of approximately $10.2 million, comprised primarily of accounts payable and accrued expenses, $8.3 million, deferred revenue, $8.8 million, short-term debt, $8.6 million, and liabilities of discontinued operations of $5.3 million which was partially offset by cash $510,000, accounts receivable, $2.3 million, prepaid expenses and other current assets, $1 million, and assets held for sale, $17.4 million. Halo’s working capital requirements as of June 30, 2006 was a deficit of approximately $7.8 million, comprised primarily of accounts payable and accrued expenses, $6.7 million, deferred revenue, $9.5 million, short-term debt, $7.6 million, and liabilities of discontinued operations of $5.9 million which was partially offset by cash $854,000, accounts receivable, $2 million, prepaid expenses and other current assets, $315,000, and assets held for sale, $18.3 million.
The increase in our capital requirements for the three months ended September 30, 2006 is primarily due to the issuance of the promissory note in the principal amount of $3,000,000 to the sellers of Tenebril, Inc.. This note is convertible into Halo’s Common stock at the option of Halo. It is probable that this conversion will take place and the liability will be removed by the issuance of the equity. The Company recorded $3.5 million in liability for this note to adjust for the conversion terms. The Company also experienced an increase of $1.6 million in accounts payable and accrued expenses, reflecting temporary shortage of cash. The increase in the capital requirements is mainly offset by the conversion of the short-term notes. As described in “Conversion of Notes Payable into Common Stock and Warrants,” the Company converted approximately $3.6 million of its convertible notes and accrued interest into the Common Stock and warrants.
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
     The Company has incurred recurring operating losses since its inception, as of September 30, 2006, had an accumulated deficit of $97,966,309, and, at September 30, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
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
Investing Activities and Current Debt
     As of September 30, 2006, the Company had debt that matures in the next 12 months in the amount of approximately $8,923,000. This consists of $1,750,000 payable to Platinum Equity, LLC (seller of Tesseract, Process, David, Profitkey, and Foresight), $2,769,189 as current portion of Fortress debt, $1,243,885 due to ISIS, $3,000,0000 payable to Tenebril seller, and $160,000 notes payable to other investors. $1,000,000 was paid to Platinum Equity, LLC on March 31, 2006 to reduce the note to the current balance. On July 21, 2006, the Company converted $3,225,000 of notes payables into equity securities in the quarter ended September 30, 2006. See “Conversion of Notes Payable into Common Stock and Warrants” above. In addition, the principal amounts due under the Credit Agreement with Fortress begin to amortize on August 2, 2006. The Company paid $270,000 to Fortress in the three months ended September 30, 2006.

     Halo continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. Halo can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.
Subsequent Events
Restatement of Financial Results
     In the course of responding to comments received from the SEC in connection with the Company’s registration statement on Form S-4 filed April 5, 2006, and amended on June 1, 2006, the Company identified errors resulting from the improper treatment of certain warrants to acquire common stock of the Company in accordance with EITF 00-19, “ Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock .”. The Company had treated the warrants as equity, but the warrants should have been treated as liabilities.
     Accordingly, on September 1, 2006, the Company’s Board of Directors determined that investors should not rely on the Company’s (a) consolidated financial statements for the period ended June 30, 2005 and the report thereon of the Company’s independent registered public accountants, included in the Company’s Annual Report on Form 10-KSB filed with the SEC on September 28. 2005, (b) condensed consolidated financial statements for the period ended September 30, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2005, (c) condensed consolidated financial statements for the period ended December 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on February 15, 2006, and (d) condensed consolidated financial statements for the period ended March 31, 2006, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 15, 2006. On October 10, 2006, the Board of Directors subsequently determined that investors should not rely on the Company’s condensed consolidated financial statements for the period ended March 31, 2005, included in the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 20, 2005.
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
     The Company sold Notes in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) under the Subscription Agreement. The Company received $1,500,000 in cash from the Investor. The Notes are convertible into common stock at any time at the option of the holder. The maturity date of the Notes is three years after the date of issuance. In the event that the Notes are not converted by the maturity dates of the Notes, any principal outstanding will then be due and payable. Interest on outstanding principal amounts accrues at the rate of ten percent (10%) per annum and is payable in shares of the Company’s common stock. The Company may prepay the amount due under the Notes at any time, provided that the Company make a proportional prepayment on any other Notes sold under the Subscription Agreement. If the holder of the Notes elects to convert the Note into common stock, the holder will receive a number of shares equal to the amount of principal being converted, divided by the conversion price, which is $0.68, subject to change as provided in the Note. In addition, the Company issued Notes in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement in exchange for 1,000,000 shares of the Company’s common stock previously held by the investor.
     Pursuant to the Subscription Agreement the Company issued Warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes. Accordingly, the Company issued warrants to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000. The warrants have a conversion price of $.80 per share (subject to certain anti-dilution adjustments as provided in the

Warrant) and are exercisable for a period of 5 years. The Company did not issue warrants in connection with the issuance of the $1,250,000 Note.
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“ Regulation D ”) under the Securities Act of 1933, as amended.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “ Registrable Shares ”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. If a registration statement covering the Registrable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement. The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
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
Amendment No. 2 to Fortress Credit Agreement

     On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment Agreement”) between the Company and Fortress relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, certain covenants were amended. The covenants amended related to the financial ratios between the earnings of the Company’s operating subsidiaries and the Company’s debt, to reflect the changes to the Company since the first amendment to the Credit Agreement, in October of 2005, primarily the addition of Empagio, Tenebril and RevCast as subsidiaries of the Company, the sale of Foresight, and the impending sale of Gupta.
Resignation of Director
     Effective October 20, 2006, John L. Kelly resigned from the board of directors of the Company due to other commitments. Mr. Kelly’s resignation is not attributable to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Decision not to Stand for Re-election.
     Effective October 27, 2006, John A. Boehmer has determined not to stand for re-election to the board of directors of the Company at the Company’s next Annual Meeting of Stockholders. Mr. Boehmer’s decision not to stand for re-election is not attributable to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
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
ITEM 3. Controls And Procedures
     As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s principal executive officer, and Mark Finkel, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Finkel have each concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis except as follows:

     A material control weakness is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. As stated in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed with the SEC on October 26, 2006, the management identified that one of the Company’s subsidiaries, Process Software, LLC (“Process”), had a material control weakness in its revenue recognition process.
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
     These material weaknesses impacted our ability to properly record and report the financial results during the fiscal year 2006. However, the Company’s management is actively engaged in remediation efforts to address this material weaknesses identified in our internal control over financial reporting. The Company has transitioned sales invoicing responsibilities from non-accounting personnel to accounting personnel better trained to process such documents. The Company is also in the process of implementing a new accounting system, which the Company anticipates will enable the Company to monitor ongoing activities without increasing staff level. In the transition, the Company is performing additional revenue testing to identify inconsistencies. As a result of our review, the Company has not yet resolved the revenue recognition issues noted above. The total net adjustments as a result of this weakness was less than $25,000 for the three months ended September 30, 2006.
There were no other significant changes in our internal control subsequent to the date of the evaluation that are reasonably likely to materially affect our internal control over financial reporting.
     The Company’s management believes that the Company will be able to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Issuance of Common Stock and Warrants in Conversion of Debt
     On July 21, 2006, Halo issued an aggregate of 2,732,392 shares of common stock in conversion of (1) an aggregate of $1,850,000 invested Halo (and $126,041.67 of interest on such amount) as described in the Halo’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 (and $64,444.44 of interest on such amount) invested in Halo as described in the Halo’s Current Report on Form 8-K filed February 2, 2006. In addition, the investors received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share, are exercisable over a five year term and subject to certain adjustments as set forth in the warrant. A copy of the form of the warrant is attached as Exhibit 10.126 to the Company’s Current Report on Form 8-K filed July 27, 2006, and is incorporated herein by reference. In addition, 54,000 shares of common stock and warrants to acquire 40,500 shares of common stock were issued in payment of $67,500 in advisory fees.

ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None.
ITEM 5. Other Information.
None.
ITEM 6. Exhibits And Reports On Form 8-K.
(a)	Exhibits:

The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2 (1)	Bylaws of WARP Technology Holdings, Inc.

3.3 (2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4 (6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8 (10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9 (12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10 (16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11 (17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12 (26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

3.13(33)	Certificate of Amendment to Articles of Incorporation of Halo Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada, effective April 2, 2006.

4.1 (1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2 (13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3 (14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4 (14)	Form of Senior Secured Promissory Note.

4.5 (14)	Form of Initial Warrant and Additional Warrant

4.6 (14)	Form of Subordinated Secured Promissory Note

4.7 (14)	Form of Warrant

Exhibit No.	Description of Exhibit
4.8 (14)	Form of Convertible Promissory Note

4.9 (19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10 (20)	Form of Promissory Note

4.11 (20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

4.12 (24)	Form of Promissory Note first issued October 21, 2005.

4.13 (24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14 (30)	Form of Note first issued January 11, 2006

4.15 (31)	Form of Note first issued January 27, 2006

4.16 (42)	Form of Note first issued October 12, 2006

4.17 (42)	Form of Warrant first issued October 12, 2006.

99.1 (43)	Transcript of Earnings Call Held October 12, 2006

10.1 (10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3 (3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 (3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5 (3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 (3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7 (4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8 (5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 (5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10 (5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 (5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12 (6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

Exhibit No.	Description of Exhibit
10.13 (8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 (8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

10.15 (9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16 (10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17 (10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18 (11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20 (11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22 (11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24 (11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26 (11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.27 (11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30 (13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31 (13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32 (13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33 (14)	Amendment No. 2 to Extension Agreement by and between the Company and Gupta Holdings, LLC.

10.34 (14)	Amendment No. 3 to Extension Agreement by and between the Company and Gupta Holdings, LLC

10.35 (14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC

10.36 (14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between the Company and the Investors as identified therein.

10.37 (14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.

10.38 (14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.39 (14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.40 (14)	Senior Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.41 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.42 (14)	Senior Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

Exhibit No.	Description of Exhibit
10.43 (14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.44 (14)	Senior Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.45 (14)	Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.46 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.47 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.48 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.49 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Gupta Technologies, LLC and Collateral Agent (as defined therein).

10.50 (14)	Intercreditor and Subordination Agreement dated as of January 31, 2005, by and among: the Subordinated Noteholders, the Senior Noteholders, the Company, Warp Solutions, Inc., Gupta Technologies, LLC, and the Collateral Agent (as such terms are defined therein).

10.51 (14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52 (14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53 (15)	Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi.

10.54 (18)	Letter Agreement dated October 31, 2003 by and between Gupta Technologies, LLC and Jeffrey L. Bailey.

10.55 (18)	Letter Agreement dated August 4, 2004 by and between Gupta Technologies, LLC and Jeffrey Bailey, as amended January 1, 2005.

10.56 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between ADN Distribution, GmbH and Gupta Technologies, LLC.

10.57 (18)	Premium International Distribution Agreement dated March 1, 2005 by and between Scientific Computers and Gupta Technologies, LLC.

10.58 (18)	Premium International Distribution Agreement dated January 1, 2004 by and between NOCOM AB and Gupta Technologies, LLC, as amended January 1, 2005.

10.59 (18)	Premium International Distribution Agreement dated October 1, 2003 by and between Sphinx CST and Gupta Technologies, LLC, as amended October 1, 2004.

10.60 (18)	Premium International Distribution Agreement dated March 24, 2004 by and between Xtura B.V. and Gupta Technologies, LLC.

10.61 (18)	OEM Software License Agreement dated September 29, 1994 by and between United Parcel Service General Services Co. and Gupta Technologies, LLC, as amended September 8, 1995, September 30, 1999, December 21, 1999, March 23, 2001, and December 31, 2004.

10.62 (18)	Service Agreement dated March 27, 2002 by and between Offshore Digital Services Inc., DBA Sonata and Gupta Technologies, LLC, as amended March 28, 2003, July 21, 2003, and March 28, 2004.

10.63 (18)	Services Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.64 (18)	OEM Product Agreement dated September 20, 2004 by and between CodeWeavers, Inc. and Gupta Technologies, LLC.

10.65 (18)	Qt Commercial License Agreement for Enterprise Edition dated as of December 15, 2004 by and between Trolltech Inc. and Gupta Technologies, LLC.

10.66 (18)	OEM License Agreement dated January 1, 2004 by and between Graphics Server Technologies, L.P. and Gupta Technologies, LLC.

Exhibit No.	Description of Exhibit
10.67 (18)	Shrinkwrap software license agreement with Data Techniques, Inc. for the ImageMan software product.

10.68 (18)	Shrinkwrap software license agreement with Rogue Wave Software Inc. for the Rogue Wave Stingray software product.

10.69 (18)	Lease Agreement dated July 19, 2001 by and between Westport Joint Venture and Gupta Technologies, LLC, together with amendments thereto.

10.70 (18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71 (19)	Pledge and Security Agreement by and among the Company, Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72 (20)	Credit Agreement dated August 2, 2005 between Warp Technologies, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73 (20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technologies Holdings, Inc., and Fortress Credit Corp.

10.74 (20)	Security Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.75 (20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.76 (20)	Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.77 (20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc, the Subsidiaries of Warp Technologies Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.78 (20)	Deed dated August 1, 2005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.79 (20)	Deed dated August 2, 1005 between Gupta Technologies Limited and Fortress Credit Corp.

10.80 (20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.81 (20)	Deed dated August 2, 1005 between Gupta Technologies, LLC and Fortress Credit Corp.

10.82 (20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83 (20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.84 (21)	Share Pledge Agreement dated August 2, 2005 between Gupta Technologies LLC, Fortress Credit Corp., Fortress Credit Opportunities I LP and Finance Parties

10.85 (21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86 (22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87 (22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88 (23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

10.89 (23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

10.90 (25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91 (25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92 (25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93 (25)	Fiscal 2006 Halo Senior Management Incentive Plan 10.93 (25)

10.94 (26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

Exhibit No.	Description of Exhibit
10.95 (26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96 (26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97 (26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98 (26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104 (26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105 (26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106 (26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107 (26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108 (26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109 (27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.111 (28)	Employment Agreement with Mark Finkel

10.112 (28)	Non-Competition Agreement with Mark Finkel

10.113 (28)	Confidentiality Agreement with Mark Finkel

10.114 (29)	Form of Agreement Regarding Warrants

10.115 (30)	Subscription Agreement entered into January 11, 2006

10.116 (31)	Subscription Agreement first entered into January 27, 2006

10.117 (32)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

10.120 (34)	Amendment and Consent, dated as of March 31, 2006 between Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.121 (35)	Lease with 200 Railroad LLC. Certain exhibits and schedules to the Lease are referred to in the text thereof and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

10.122 (37)	Form of Consent Agreement entered into by certain Series C Preferred Stockholders and Halo Technology Holdings, Inc.

10.126 (38)	Form of Warrant issued July 21, 2006.

10.127 (39)	Agreement and Plan of Merger dated August 24, 2006 between Halo Technology Holdings, Inc., Tenebril Acquisition Sub, Inc., Tenebril Inc., and Sierra Ventures.

Exhibit No.	Description of Exhibit
10.128 (39)	Form of Promissory Note Issued to Tenebril Stockholders

10.129 (39)	Investors’ Agreement dated August 24, 2006 between Halo Technology Holdings, Inc. and the Investors named therein.

10.130 (40)	Purchase and Exchange Agreement between Halo and Unify Corporation dated September 13, 2006.

10.131 (40)	Termination Agreement among Halo, UCA Merger Sub, Inc., and Unify Corporation, dated September 13, 2006.

10.132 (41)	Equity Purchase Agreement among Halo, the RevCast Stockholders and the Enterprises Members dated September 15, 2006.

10.133 (42)	Subscription Agreement first entered into October 12, 2006.

10.134 (42)	Letter Agreement between the Company and Vision dated October 12, 2006.

10.135 (42)	Form of Subordination Agreement among the Company, Fortress and other lenders.

10.136 (42)	Form of Intercreditor and Subordination Agreement with Existing Subordinated Lenders

10.137 (42)	Letter Agreement with Fortress.

10.138 (42)	Consent Agreement with Subordinated Lenders

10.139 (42)	Amendment No. 2 to Fortress Credit Agreement

21.1 (*)	Subsidiaries of the Company.

31.1 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 (*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(30)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(31)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(32)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006

(33)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 31, 2006.

(34)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed April 3, 2006.

(35)	Incorporated herein by reference to Halo Technology Holding, Inc.’s Current Report on Form 8-K filed May 5, 2006.

(36)	Incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Halo Technology Holdings, Inc. on May 15, 2006.

(37)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on May 19, 2006.

(38)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

(39)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 30, 2006.

(40)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 19, 2006.

(41)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2006.

(42)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 13, 2006.

(43)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 18, 2006.

(*)	Filed herewith.

(b)	Reports on Form 8-K:
     The following reports on Form 8-K have been filed during the time period covered by this report:
          Current Report on Form 8-K filed July 5, 2006, disclosing a press release concerning the amending on an agreement with Unify Corporation.
          Current Report on Form 8-K filed July 11, 2006, disclosing that the Company entered into Amendment No. 2 to the Agreement and Plan of Merger with Unify Corporation.
          Current Report on Form 8-K filed July 27, 2006, disclosing the issuance of aggregate of 2,732,392 shares of its common stock and warrants in to acquire an aggregate of 2,049,296 shares of the Company’s common stock in conversion of certain amounts invested in the Company.
          Current Report on Form 8-K filed on August 30, 2006, disclosing that the Company entered into an Agreement and Plan of Merger with Tenebril Acquisition Sub, Inc. The aggregate original principal amount of all Promissory Notes issued by the Company was $3,000,000.

          Amendment to Current Report on Form 8-K/A filed September 1, 2006, amending and restating the Current report filed on May 15, 2006,
          Current report on Form 8-K filed on September 1, 2006, disclosing the Company’s Board of Directors determined that investors should not rely on the Company’s consolidated financial statements for the period ended June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006.
          Current Report on Form 8-K filed on September 7, 2006, disclosing the Company will participate in the Roth Capital Partners 2006 New York Conference Thursday, September 7, 2006.
          Current Report on Form 8-K filed on September 14, 2006, disclosing the Company announced that it has entered into an agreement with Unify Corporation pursuant to which Halo will acquire the Insurance Risk Management and ViaMode businesses as part of a simultaneous transaction in which Unify will also acquire the Company’s subsidiary, Gupta Technologies, LLC. In addition, Halo and Unify announced that they have terminated the Agreement and Plan of Merger, as amended, entered into by Halo and Unify on March 14, 2006.
          Current Report on Form 8-K filed on September 19, 2006, disclosing the Company entered into a Purchase and Exchange Agreement. Under the Purchase Agreement, Halo agreed to sell its subsidiary, Gupta Technologies, LLC to Unify.
          Current Report on Form 8-K filed on September 21, 2006, disclosing the Company entered into an Equity Purchase Agreement to acquire Revcast.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALO TECHNOLOGY HOLDINGS, INC.
November 17, 2006	By:	/s/ Rodney A. Bienvenu, Jr.
Rodney A. Bienvenu, Jr.,
Chief Executive Officer & Chairman (as Registrant’s Principal Executive Officer and duly authorized officer)

November 17, 2006	By:	/s/ Mark Finkel
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