Form 10QSB
period 2006-12-31
Halo Technology Holdings, Inc.
filed 2007-02-14
CIK 1125052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended December 31, 2006
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 1, 2007, there were 30,723,185 shares of Common Stock, par value $.00001 per share, outstanding.
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
ITEM 1. Financial Statements.

Halo Technology Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$774,334	$853,901
Marketable securities	—	9,750
Accounts receivable, net of allowance for doubtful accounts of $190,875 and $105,812 respectively	3,222,239	2,053,676
Due from Platinum Equity, LLC	330,000	302,500
Prepaid expenses and other current assets	577,168	315,444
Assets held for sale	—	18,313,168

Total current assets	4,903,741	21,848,439

Property and equipment, net	641,775	320,027
Deferred financing costs, net	910,283	1,492,096
Intangible assets, net of accumulated amortization of $1,710,276 and $980,458 respectively	9,513,107	9,679,925
Goodwill	36,089,724	26,283,132
Other assets	98,781	79,919

Total assets	$52,157,411	$59,703,538

Liabilities and stockholders’ equity
Current liabilities:
Current portion of senior note payable	$4,885,314	$1,333,126
Note payable to Tenebril sellers	3,529,412	—
Note payable to Platinum Equity, LLC	1,750,000	1,750,000
Notes payable	588,901	3,275,000
Accounts payable	2,348,665	1,609,575
Accrued expenses	6,525,665	5,062,252
Deferred revenue	8,582,543	9,477,722
Due to ISIS	1,243,718	1,243,864
Liabilities of discontinued operations	—	5,945,227

Total current liabilities	29,454,218	29,696,766

Subordinate notes payable	2,349,358	1,770,833
Senior notes payable	12,752,480	20,752,493
Other long term liabilities	1,197,839	453,974
Series C warrants liabilities	1,146,223	3,720,893
Senior and Sub warrants liabilities	1,748,131	1,333,942
Other warrants liabilities	2,023,735	2,566,319

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
Total liabilities	50,671,984	60,295,220
Commitments and contingencies	—	—
Mandatory redeemable Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	7,750,000	7,750,000

Stockholders’ equity (deficit):
Preferred stock (Canadian subsidiary)	2	2
Shares of Common Stock to be issued for accrued interest on subordinated debt	296,340	41,667
Common stock: $.00001 par value; 150,000,000 shares authorized; 31,231,101 and 26,723,247 shares issued and outstanding, respectively	314	267
Additional paid-in-capital	97,224,773	86,265,258
Treasury stock	(1,250,000)	—
Accumulated other comprehensive loss	(16,973)	(43,528)
Accumulated deficit	(102,519,029)	(94,605,348)

Total stockholders’ equity (deficit)	(6,264,573)	(8,341,682)

Total liabilities and stockholders’ equity (deficit)	$52,157,411	$59,703,538

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue
Licenses	$707,320	$422,335	$1,344,805	$507,336
Services	6,073,247	2,112,138	11,922,908	2,314,917

Total revenues	6,780,567	2,534,473	13,267,713	2,822,253

Cost of revenue
Cost of license	290,564	204,444	502,525	211,304
Cost of services	1,765,948	580,348	3,269,956	637,874

Total cost of revenues	2,056,512	784,792	3,772,481	849,178

Gross Profit	4,724,055	1,749,681	9,495,232	1,973,075
Product development	1,461,934	767,257	2,677,218	853,333
Sales, marketing and business development	1,158,207	630,529	2,179,078	761,122
General and administrative	3,532,594	2,440,529	7,187,025	3,074,515
Loss on extinguishment of debt	1,957,709	—	1,957,709	—

Loss before interest and fair value gain on warrants	(3,386,389)	(2,088,634)	(4,505,798)	(2,715,895)
Fair value gain on warrants	1,911,881	7,864,701	4,580,222	31,671,485
Interest expense and other, net	(2,910,888)	(2,195,871)	(7,683,679)	(4,301,982)

(Loss) income from continuing operations before income taxes	(4,385,396)	3,580,196	(7,609,255)	24,653,608
Income taxes	6,335	1,012	15,393	2,230

(Loss) income from continuing operations	(4,391,731)	3,579,184	(7,624,648)	24,651,378
Income (loss) from discontinued operations, net of taxes	93,685	(827,999)	220,288	(1,510,547)

Net (loss) income	$(4,298,046)	$2,751,185	$(7,404,360)	$23,140,831

Computation of (loss) income applicable to common shareholders
Net (loss) income before preferred dividends	$(4,298,046)	$2,751,185	$(7,404,360)	$23,140,831
Preferred dividends	(254,674)	(373,379)	(509,348)	(593,558)

(Loss) income attributable to common stockholders	$(4,552,720)	$2,377,806	$(7,913,708)	$22,547,273

Basis income (loss) per share attributable to common stock:
(Loss) income from continuing operations	$(0.15)	$0.88	$(0.27)	$7.02
Income (loss) from discontinued operations	$0.00	$(0.22)	$0.01	$(0.44)
Net (loss) income	$(0.15)	$0.66	$(0.26)	$6.58

Diluted income (loss) per share attributable to common stock:
(Loss) income from continuing operations	$(0.15)	$0.13	$(0.27)	$0.99
Income (loss) from discontinued operations	$0.00	$(0.03)	$0.01	$(0.05)
Net (loss) income	$(0.15)	$0.10	$(0.26)	$0.94

Weighted-average number common shares — basic	30,062,671	3,624,747	29,732,998	3,425,127

Weighted-average number common shares — diluted	30,062,671	26,834,698	29,732,998	24,775,324
See accompanying notes to consolidated financial statements

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Operating Activities
Net (loss) income	$(7,404,360)	$23,140,827
(Income) loss from discontinued operations	(220,288)	1,510,547

(Loss) income from continuing operations	(7,624,648)	24,651,374

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	846,909	326,655
Provision for doubtful accounts	23,799	—
Loss on extinguishment of debt	1,957,709	—
Fair value gain on warrants revaluation	(4,580,222)	(31,671,485)
Loss on sales of marketable securities	28,429	—
(Gain) loss on disposal of property and equipment	(381)	3,270
Non cash compensation	975,757	273,226
Non cash interest expense	4,743,207	3,176,968
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(789,852)	178,671
Prepaid expenses and other current assets	134,278	601,463
Accounts payable and accrued expenses	2,313,186	3,073,517
Deferred revenue	(2,185,023)	(1,387,168)

Net cash used in operating activities of continuing operations	(4,156,852)	(773,509)

Investing activities
Purchase of property and equipment	(198,707)	(24,661)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,899	—	(15,867,102)
Kenosia acquisition, net of cash acquired of $6,125	—	(507,145)
Cash acquired in acquisition of Tenebril, Inc.	622,683	—
Cash acquired in acquisition of RevCast, Inc.	500	—
Cash included on sale of Gupta Technologies, LLC	(1,009)	—
Proceeds from sale of Gupta Technologies, LLC	6,100,000	—
Proceeds from sale of marketable securities	12,149	—
Proceeds from sales of property and equipment	960	—

Net cash provided by (used in) investing activities of continuing operations	6,536,576	(16,398,908)

Financing activities
Repayment of Fortress debt	(5,140,000)	—
Repayment of capital lease	(2,307)	—
Repayment of subordinated notes	—	(1,500,000)
Repayment of Senior notes	—	(6,825,000)
Proceeds from new Senior notes, net of issuance cost of $1,426,486	—	23,573,514
Proceeds from promissory note	1,900,000	1,700,000

	Six Months Ended
	December 31,
	2006	2005
Net cash (used in) provided by financing activities of continuing operations	(3,242,307)	16,948,514

Effects of exchange rates on cash	(5,023)	39,204

Cash flows of discontinued operations
Net cash provided by operating activities	788,039	508,079
Net cash used in investing activities	—	(27,020)

	788,039	481,059

Net (decrease) increase in cash and cash equivalents	(79,567)	296,360

Cash and cash equivalents—beginning of period	853,901	1,548,013

Cash and cash equivalents—end of period	$774,334	$1,844,373

Supplemental disclosure of cash flow information:
Income tax paid	$32,240	$122,766
Interest paid	$1,489,824	$822,486

Supplemental schedule of non-cash investing and financing activities:
     For the six months ended December 31, 2006 and 2005, the Company recorded $509,348 and $593,558, respectively, in connection with convertible preferred dividends.
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

Purchase price:
Convertible promissory notes	$3,529,412
Transaction costs	110,000

Total purchase price	3,639,412
Fair value of:
Assets acquired	(1,442,551)
Liabilities assumed	1,295,253

Goodwill	$3,492,114
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
     On November 20, 2006, the Company completed a transaction in which it acquired the NavRisk business and ViaMode product (as described below), sold Gupta and received $6,100,000 in cash. The total preliminary purchase price recorded was $5,699,904, based on the net book value of Gupta on the transaction date(see Note 6). The following table summarizes the purchase transaction:

Purchase price:
Net book value of Gupta	$11,799,904
Cash Received	(6,100,000)

Total purchase price	$5,699,904

Fair value of:
Assets acquired	$(550,241)
Liabilities assumed	904,100

Goodwill	$6,053,763
     Effective May 15, 2006, the holders of a majority of the warrants issued to holders of Series C Stock (“Series C Warrants”) pursuant to the Subscription Agreement, dated January 31, 2005, have agreed to amend and exercise their warrants under the cashless exercise provision contained in Section 1(c) of the Warrants, resulting in a net issuance of shares of Common Stock representing 50% of the shares these stockholders would have been otherwise entitled to receive under the Warrants had they paid the full exercise price in cash. During the six months ended December 31, 2006, the holders of warrants to acquire 182,494 shares of common stock exercised this right and received 91,247 shares of Common Stock under the net exercise provision.
     On July 21, 2006, the Company issued an aggregate of 2,732,392 shares of its common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041.67 of interest on such amount), and (2) an aggregate of $1,375,000 of convertible promissory notes previously issued by the Company in January 2006 (and $64,444.44 of interest on such amount).
     On July 28, 2006, the Company issued an aggregate of 133,075 shares of its common stock for advisory fees and finders fees related to the raising of capital the Company has received in the past.
     On August 10, 2006, the Company issued an aggregate of 496,000 shares of Common Stock for one year of general financial advisory services commencing on that date.
     On August 22 and September 14, 2006, an aggregate of 155,000 shares of the Company’s Common Stock were issued for general consulting services performed.
     On October 12, 2006 the Company issued a Note in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement (see Note 9) in exchange for 1,000,000 shares of the Company’s common stock previously held by an investor. The shares bought back are treated as treasury stock and valued at $1,250,000.
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
     Warp Solutions, Inc., a wholly owned subsidiary of the Company, produces a series of application acceleration products that improve the speed and efficiency of transactions and information requests that are processed over the internet and intranet network systems. The subsidiary’s suite of software products and technologies are designed to accelerate network applications, reduce network congestion, and reduce the cost of expensive server deployments for enterprises engaged in high volume network activities.
     On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, “Gupta”).
     On November 20, 2006, the Company completed the transactions contemplated by that certain Purchase and Exchange Agreement (the “Purchase Agreement”) between the Company and Unify Corporation (“Unify”), as amended by that certain Amendment No. 1 to Purchase and Exchange Agreement (the “Amendment”) dated November 20, 2006. At the Closing of the transactions, Halo sold Gupta to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) $6,100,000 in cash, of which Halo had received $500,000 as a deposit upon the signing of the Purchase Agreement (the “Deposit”), and (iv) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Purchase Agreement, the “Working Capital Adjustment”). At present, the Company does not expect any amounts to be received under the Working Capital Adjustment since the Gupta Net Working Capital does not appear to exceed the NavRisk Net Working Capital.
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
     On March 1, 2006, the Company acquired Executive Consultants, Inc. (“ECI”). ECI is an HR professional services firm providing implementation and consulting services for HR, payroll and payroll systems.
     Tesseract and ECI have subsequently been merged into Empagio. The combination of the subsidiaries will operate in the HRMS industry, boasting an impressive roster of Fortune 1000 enterprise customers and more than two million customer employees benefited from Empagio’s solutions. The merged company is called Empagio, Inc. and is headquartered in Atlanta, Georgia.
     On August 24, 2006, the Company purchased Tenebril. Tenebril is a Boston-based software company providing award-winning Internet and spyware protection to consumers and organizations. Tenebril’s SpyCatcher(TM) Enterprise is a spyware solution that protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine(TM) differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats.
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
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed with the SEC on October 26, 2006.

Going Concern
     The Company has incurred recurring operating losses since its inception, as of December 31, 2006, had an accumulated deficit of $102,519,029 and, at December 31, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
     The Company’s continuation as a going concern is dependant upon receiving additional financing. Given the Company’s current cash position, and its expectations of cash flows from operations, the Company anticipates requiring additional working capital of approximately $4 to $6 million for the year ending June 30, 2007, of which we have received $1.5 million in a transaction completed October 12, 2006 (see Note 9 “Subordinated Notes Payable”). The Company expects to pursue equity or debt financing, and possibly sale of assets in order to meet these capital needs. There can be no assurance that the Company will be successful in such efforts. In the absence of such further financing, or asset sales, the Company will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.
Note 2. Summary of Significant Accounting Policies
Reclassification.
     As a result of the sale of the Gupta business (see Note 6), certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations.
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

     The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net (loss) income	$(4,298,046)	$2,751,185	$(7,404,360)	$23,140,831
Preferred stock dividends on convertible stock	(254,674)	(373,379)	(509,348)	(593,558)

Net (loss) income available to common stockholders for basic net (loss) income per share	$(4,552,720)	$2,377,806	$(7,913,708)	$22,547,273
Add back preferred stock dividends on convertible stock	—	373,379	—	593,558
Add back interest expense on convertible debt	—	30,417	—	31,806

Net (loss) income available to common stockholders for diluted net (loss) income per share	$(4,552,720)	$2,781,602	$(7,913,708)	$23,172,637
Weighted average common shares outstanding for basis net (loss) income per share	30,062,671	3,624,747	29,732,998	3,425,127
Impact of dilutive stock options	—	372,408	—	318,975
Impact of dilutive warrants	—	2,853,537	—	4,116,211
Impact of assumed convertible debt conversion	—	1,126,522	—	585,000
Impact of assumed convertible preferred stock conversion	—	18,857,184	—	16,330,011

Total shares for diluted net (loss) income per common share	30,062,671	26,834,398	29,732,998	24,775,324

Basic net (loss) income per common share	$(0.15)	$0.66	$(0.27)	$6.58
Diluted net (loss) income per common share	$(0.15)	$0.10	$(0.27)	$0.94
     The dilutive effect of preferred stock, warrants, and options convertible into an aggregate of approximately 22,681,000 of common shares as of December 31, 2006, are not included as the inclusion of such would be anti-dilutive for the three months and six months ended December 31, 2006.
     For the three and six months ended December 31, 2005 warrants to purchase 169,576 and 715,030 common shares, respectively, and stock options to purchase 628,453 common shares were not included in the diluted earnings per share computation as the exercise prices were above the average market price. Additionally 1,000,000 stock options were excluded from the diluted earnings per share computation as they are only exercisable if certain contingencies are met.
Stock-Based Compensation
     Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“ABP 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”
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
     The Company’s net income would have been decreased for the three months and six months ended December 31, 2005 had compensation costs for the Company’s stock option grants been determined based on the fair value at the date of the grant dates for awards under these plans in accordance with SFAS 123(R). The pro forma amounts have been as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net (loss) income, as reported	$(4,298,046)	$2,751,185	$(7,404,360)	$23,140,831
Add: Stock-based employee compensation expense included in reported net (loss) income	332,262	82,070	666,274	129,570
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(332,262)	(1,163,880)	(666,274)	(1,366,120)
Net (loss) income, pro forma	(4,298,046)	1,669,375	(7,404,360)	21,904,281
Beneficial conversion and preferred dividends	(254,674)	(373,379)	(509,348)	(593,558)
Net (loss) income attributable to common stockholders - pro forma	(4,552,720)	1,295,996	(7,913,708)	21,310,723
Basic net (loss) income per share, as reported	$(0.15)	$0.66	$(0.26)	$6.58
Diluted net (loss) income per share, as reported	$(0.15)	$0.10	$(0.26)	$0.94
Basic net (loss) income per share, pro forma	$(0.15)	$0.36	$(0.27)	$6.23
Diluted net (loss) income per share, pro forma	$(0.15)	$0.05	$(0.27)	$0.86
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
     The company used the following weighted-average assumptions in the three months and six months ended December 31, 2006 and 2005:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Expected volatility	161.16%	159.18%	161.16%	158.68%
Expected dividend yield	—%	—%	—%	—%
Expected risk-free interest rate	4.10%	4.06%	4.10%	4.01%
Expected term of options	3.8 years	7 years	3.8 years	7.2 years
Maximum contractual term	7 years	7 years	7 years	7.2 years
Range of estimated forfeitures	—%	—%	—%	—%
     SFAS 123(R) also requires allocating the stock compensation expense to functions of employees who received these options. Below are the stock compensation expenses included in each line of Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended
	December 31, 2006	December 31, 2006
Sales, marketing, and business development	$40,361	$80,790
General and administrative	291,901	585,484

Total stock-based compensation expense	$332,262	$666,274
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
Note 3. Stockholders’ Equity
Common and Preferred Stock
     On July 21, 2006, the Company issued an aggregate of 2,732,392 shares of its common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041.67 of interest on such amount) as described in the Company’s Current Report on Form 8-K filed January 18, 2006, and

(2) an aggregate of $1,375,000 of convertible promissory notes previously issued by the Company in January 2006 (and $64,444.44 of interest on such amount) as described in the Company’s Current Report on Form 8-K filed February 2, 2006. The conversion price was $1.25. Because there was a difference between the conversion price and the fair market value of the converted securities, the Company recognized $1,522,310 of interest expense for the six months ended December 31, 2006 as a beneficial conversion related to these issuances.
     On July 28, 2006, the Company issued an aggregate of 133,075 shares of its common stock for advisory fees and finders fees related to the raising of capital the Company has received in the past. The conversion price was $1.25. Because there was a difference between the conversion price and the fair market value of the converted securities, the Company recognized $28,779 of interest expense for the six months ended December 31, 2006 as a beneficial conversion related to these issuances.
     On August 10, 2006, the Company issued an aggregate of 496,000 shares of Common Stock for one year of general financial advisory services commencing on the date. The Company recorded $342,240 for this issuance as a prepaid expense, which will be amortized over the term of the service. For the three months and six months ended December 31, 2006, $85,560 and $133,093, respectively, were amortized and charged to expense.
     On August 22 and September 14, 2006, an aggregate of 155,000 shares of the Company’s Common Stock were issued for general consulting services performed. The Company recorded $82,300 for this issuance as an expense.
     Effective May 15, 2006, the holders of a majority of the warrants issued to holders of Series C Stock (“Series C Warrants”) pursuant to the Subscription Agreement, dated January 31, 2005, have agreed to amend and exercise their warrants under the cashless exercise provision contained in Section 1(c) of the Warrants, resulting in a net issuance of shares of Common Stock representing 50% of the shares these stockholders would have been otherwise entitled to receive under the Warrants had they paid the full exercise price in cash. During the six months ended December 31, 2006, the holders of warrants to acquire 182,494 shares of common stock exercised this right and received 91,247 shares of Common Stock under the net exercise provision (for additional information, see under “Warrants” below). No additional beneficial conversion was recorded as part of the reduction of the conversion price as all the proceeds were originally allocated to the warrants.
     On October 12, 2006, the Company issued $1,250,000 convertible notes in exchange for 1,000,000 shares of the Company’s common stock (see Note 9). These shares are treated as treasury stock, and are shown as a separate line item in the stockholder’s equity on the Company’s balance sheet.
     On October 30, 2006, the Company issued 350,000 shares of the Company’s Common Stock as consideration for the acquisition of RevCast, Inc. at a fair value of $248,500 (see Note 5).
     During the six months ended December 31, 2006, the Company issued 162,689 shares of Common Stock to pay $125,000 of interest on its Subordinated Notes, which covers the interest period of May 1, 2006 to October 31, 2006.
     During the six months ended December 31, 2006, the Company issued 387,451 shares of Common Stock to pay $254,674 of dividends on its Series D Preferred Stock, which covers the dividend period of July 1, 2006 to September 30, 2006.
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
     At the Annual Meeting of Stockholders of the Company held on December 6, 2006, the stockholders of the Company approved the Halo Technology Holdings 2006 Equity Incentive Plan (the “2006 Plan”). Subject to adjustment for stock splits and similar events, the total number of shares of common stock that can be delivered under the 2006 Plan is 3,000,000 shares. No employee may receive options, stock appreciation rights, shares or dividend equivalent rights for more than 1,500,000 shares during any calendar year. No incentive stock option will be granted under the 2006 Plan after October 26, 2016.

     As of December 31, 2006, the employees and directors of the Company holds an aggregate of 3,617,500 options outstanding under the 2005 Plan. For the three months and six months ended December 31, 2006, the Company recognized $214,268 and $430,286, respectively, in compensation expense related to these 2005 Plan options. There were also 570,077 options outstanding from previous plans. For the three months and six months ended December 31, 2006, the Company recognized $117,994 and $235,988, respectively, in compensation expense related to these previous plan options. No stock option has been granted under the 2006 Plan.
     There was no issuance of stock options during the six months ended December 31, 2006.
Warrants
     In connection with the July 21, 2006 debt conversion into 2,732,392 shares of common stock described in “Common Stock,” the investors also received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share and are exercisable over a five-year term, and include a cashless exercise feature. Of the total $3,415,486 proceeds and accrued interest of the original debt, $1,151,052 was allocated to these warrants. The Company recognized this amount on the conversion, and expensed it as interest expense for the six months ended December 31, 2006.
     In connection with the July 28, 2006 issuance of 133,075 shares of common stocks described in “Common Stock,” the Company issued warrants to acquire an aggregate of 99,807 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share and are exercisable over a five-year term, and include a cashless exercise feature. Of the total $166,343 proceeds and accrued interest of the original debt, $68,689 was allocated to these warrants. The Company recognized this amount on the conversion, and expensed it as interest expense. This expense was included in the six months ended December 31, 2006.
     In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company treats warrants with a cashless exercise feature as a derivative. In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The Company grouped series of warrants that are treated as derivative into three categories: 1) warrants to acquire common stock issued in connection with the Series C preferred stock issued by the Company between March and June 2005 (“Series C Warrants”), 2) warrants to acquire common stock issued in connection with senior and subordinated debt issued by the Company in January 2005 (“Senior and Sub Warrants”), 3) warrants to acquire common stock issued under Fortress Credit Agreement (see Note 8) (“Fortress Warrants”), 4) warrants to acquire common stock issued under Subscription Agreement described in Note 9 (“Vision Warrants”), and 5) Other warrants to acquire common stock issued to other investors in various time periods. The following is the summary of the outstanding warrants in each category as of and for the periods ended December 31, 2006:

		(Gain) Loss on	(Gain) Loss on
	Liability	Warrants Liability	Warrants Liability	Interest Expense	Interest Expense
	as of	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	12/31/2006	12/31/2006	12/31/2006	12/31/2006	12/31/2006
Series C Warrants	$1,146,223	$(1,042,021)	$(2,501,497)	$—	$—
Senior and Sub Warrants	556,953	(208,209)	(737,861)	51,294	363,795
Fortress Warrants	1,246,200	(506,119)	(907,393)	218,250	436,500
Vision Warrants	1,191,177	475,491	475,491	51,944	51,944
Other Warrants	777,536	(631,023)	(908,962)	—	1,273,771

Total warrants	$4,918,089	$(1,911,881)	$(4,580,222)	$321,488	$2,126,010
Note 4. Acquisition of Tenebril, Inc.
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
     The Promissory Notes are due February 15, 2007, and accrue interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company’s option, the Company may convert some or all of the amount due under the Promissory Notes into shares of Common Stock of the Company. The number of shares issued upon conversion will be the total amount being converted divided by the Conversion Price then in effect. The Conversion Price is 85% of the Market Price as defined in the Promissory Notes. The Company anticipates converting the Promissory Notes into common stock and issuing the common stock to the holders of the Promissory Notes in payment thereof.
     At the Closing, the Company also delivered to a certain broker a promissory note (the “Target Broker Promissory Note”). The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and is due on February 15, 2007. The Company expects to pay this Broker Promissory Note in cash.
     The Company recorded a total purchase price of $3,639,412, which is calculated by dividing the principal amount of the notes of $3,000,000 by 85% and adding the $110,000 of the Target Broker Promissory Note as a transaction cost.
     The purchase of Tenebril resulted in approximately $3,492,000 of goodwill. The Company agreed to a transaction that resulted in a significant amount of goodwill for a number of reasons including: Tenebril’s market position and brand; Tenebril’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which Tenebril operates. Tenebril was acquired with the plan of merging Tenebril into Process Software, Inc, one of the Company’s existing subsidiaries, with complementary products and services. The predominant portion of the consideration paid for Tenebril was based on the expected financial performance of Tenebril and the combined business after the merger. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$622,683
Accounts receivable	195,289
Prepaids and other assets	165,964
Property and equipment	218,615
Intangibles	240,000
Goodwill	3,492,114
Accounts payable and accrued expenses	(907,801)
Deferred revenue	(330,630)
Long-term liabilities	(56,822)

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

$248,500

     The Company’s results include operations of RevCast since September 16, 2006.
Note 6. Purchase and Exchange Agreement with Unify and Discontinued Operations
     On November 20, 2006, the Company completed the transactions contemplated by that certain Purchase and Exchange Agreement (the “Purchase Agreement”) between the Company and Unify Corporation (“Unify”), as amended by that certain Amendment No. 1 to Purchase and Exchange Agreement (the “Amendment”) dated November 20, 2006. At the Closing of the transactions, Halo sold its Gupta Technologies, LLC subsidiary (“Gupta”) to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) $6,100,000 in cash, of which Halo had received $500,000 as a deposit upon the signing of the Purchase Agreement (the “Deposit”), and (iv) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Purchase Agreement, the “Working Capital Adjustment”). At present, the Company does not expect any amounts to be received under the Working Capital Adjustment since the Gupta Net Working Capital does not appear to exceed the NavRisk Net Working Capital.
     The total preliminary purchase price recorded for the NavRisk business and ViaMode product was $5,699,904, calculated as the difference between the net book value of Gupta on the transaction date and the cash proceeds of $6,100,000. The company is in the process of obtaining a formal valuation. The purchase price will be adjusted when the valuation is completed.
     The purchase price resulted in approximately $6,054,000 of goodwill. The Company agreed to this transaction which resulted in a significant amount of goodwill for a number of reasons including: NavRisk’s market position and brand; NavRisk’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which NavRisk operates. The NavRisk business was acquired with the plan of integrating it into the Company’s David Corporation subsidiary since the businesses are related. The predominant portion of the consideration paid was based on the expected financial performance of the NavRisk business and the combined business after the integration. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Accounts receivable	$207,221
Property and equipment	20,020
Intangibles	323,000
Goodwill	6,053,763
Accounts payable and accrued expenses	(169,027)
Deferred revenue	(221,027)
Long-term liabilities	(514,046)

$5,699,904

     The Company’s results include operations of NavRisk business since November 21, 2006.

     Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Gupta’s assets and liabilities were shown as ‘Assets held for sale’ and ‘liabilities of discontinued operations,’ respectively, on the Company’s Consolidated Balance Sheet as of June 30, 2006. Since Gupta’s sale completed on November 20, 2006, these assets and liabilities were removed. The final gain or loss on the sale of Gupta has not been determined as the Company is in the process of obtaining a formal valuation for the entity acquired. Similarly, Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations. Gupta’s operations up to November 20, 2006 were included in the results for the six months ended December 31, 2006.
Assets and liabilities of the discontinued operations are comprised of the following:

	December 31, 2006	June 30, 2006
Assets held for sale:
Accounts receivable	$—	$2,033,096
Property and equipment, net	—	112,882
Intangible assets, net	—	13,864,183
Goodwill	—	1,855,264
Other assets	—	447,743

Total assets held for sale	$—	$18,313,168

Liabilities of discontinued operations
Accounts payable	$—	$646,122
Accrued expenses	—	819,239
Deferred revenue	—	4,435,131
Other liabilities	—	44,735

Total liabilities	$—	$5,945,227

Condensed financial information related to these discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Total revenues	$1,659,400	$2,836,237	$4,388,266	$5,756,788
Income (loss) before taxes	160,199	(794,685)	317,336	(1,426,288)
Income taxes	66,514	33,313	97,048	84,258

Net income (loss) from discontinued operations	$93,685	$(827,998)	$220,288	$(1,510,546)

Note 7. Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information includes David, Profitkey, Process, Empagio, Tenebril, RevCast, and NavRisk, and excludes Gupta. The pro forma consolidated operations of the Company for the three and six months ended December 31, 2006 and December 31, 2005 assume that the acquisitions and sale had occurred as of July 1, 2006 and July 1, 2005, respectively. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of David, ProfitKey, Process, Empagio, Tenebril, RevCast, and NavRisk been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue	$6,985,216	$6,121,238	$13,846,690	$14,421,399

Net (loss) income (1)	(4,624,482)	1,698,177	(7,761,708)	21,594,331

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Preferred dividends	(254,674)	(373,379)	(509,348)	(593,558)

(Loss) income attributable to common stockholders	$(4,879,156)	$1,324,798	$(8,271,056)	$21,000,773

(Loss) income per share — basic	$(0.16)	$0.23	$(0.28)	$3.79
(Loss) income per share — diluted	$(0.16)	$0.06	$(0.28)	$0.80

Weighted-average number of common shares — basic	30,172,997	5,743,890	29,963,161	5,544,270
Weighted-average number of common shares — diluted	30,172,997	28,953,841	29,963,161	26,894,467

(1)	Net (loss) income includes fair value gains on warrants of $1,911,881, $7,864,701, $4,580,222, and $31,671,485 for the three months ended December 31, 2006 and 2005, and for the six months ended December 31, 2006 and 2005, respectively.
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
The Credit Agreement and the other Financing Documents have the following material terms:
•	Subject to the terms and conditions of the Credit Agreement, the Lenders agreed to make available to the Company a term loan facility in three Tranches, Tranches A, B and C, in an aggregate amount equal to $50,000,000.

•	The maximum amount of loans under Tranche A of the credit facility is $10,000,000. The purpose of amounts borrowed under Tranche A is to refinance certain of the Company’s existing debt and to pay certain costs and expenses incurred in connection with the closing under the Credit Agreement.

•	The maximum amount of loans under Tranche B of the credit facility is $15,000,000. Amounts borrowed under Tranche B may be used only to partially fund the acquisition by the Company of one or more companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,431,393. In addition, the Company paid $295,094 in consulting and other fees in connection with the credit facility and in connection with the Tranche B described below. These closing costs have been deferred, and will be amortized over 4 years. For the three months and six months ended December 31, 2006, $366,509 and $474,414, respectively, were amortized. The remaining funds of $664,003 was used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	Advances under Tranche B and Tranche C must be approved by the Lenders, and are subject to the satisfaction of all conditions precedent required by the Lenders including the condition that a default not occur under the loans as a result of the advance.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For these purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears. The interest rate as of December 31, 2006 was 10.32%.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash. As of December 31, 2006, the Company accrued and expensed $1,295,333 in relation to the PIK interest.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	Principal amounts due under the Loans begin to be amortized on August 2, 2006, with the complete Loan to be repaid in full no later than the Maturity Date which is four years after the closing. The repayment due by December 31, 2007 is $5,332,252 as of December 31, 2006, which includes the accelerated principal payment of $2,000,000 under Amendment No. 3 (see below). The discount remaining as of December 31, 2006 of $447,000 for the fair value of the warrants issued in connection with this loan will also be amortized within one year. The discount amortization is also accelerated to correlate to the outstanding balance that is reduced by the accelerated principal payments. Net of these two amounts, $4,885,314, is classified under “Current portion of senior notes payable” on the Consolidated Balance Sheet. At December 31, 2006, maturities for the Credit Agreement are as follows:

Years ended June 30,
2007 - remainder	$3,666,000
2008	3,332,000
2009	3,332,000
2010	10,711,000

Total	$21,041,000
•	A mandatory prepayment is required if, prior to the date which is 9 months after the Closing Date, (i) the Company has not borrowed under Tranche B, and (ii) the Company has not acquired (without the incurrence of any indebtedness) 100% of the equity interests of any new subsidiary which at the time of acquisition had a twelve month trailing EBITDA of greater than $1,000,000. If prepayments are required due to this reason, the amount of the prepayment is 85% of the “Excess Cash Flow”— which means, cash provided by operations by the Company and its subsidiaries determined quarterly less capital expenditures for such period, provided that the Company shall at all times be allowed to retain a minimum of $1,500,000 of cash for operating purposes. In addition, the Company must prepay the loan in full no later than the date which is 21 months after the Closing Date.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment No. 2”) Pursuant to this Amendment No. 2, certain financial covenants were amended or replaced to reflect the changes to the Company’s current consolidated assets, liabilities, and expected results of operations. The Company is in compliance with all covenants under the Credit Agreement, Amendment No. 1, Amendment No. 2, and Amendment No. 3. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be further modified in the future in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the Lenders will be

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

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company, including, without limitation, Gupta Technologies, LLC, Kenosia Corporation, and Warp Solutions, Inc. The amendment agreements described below added TAC/Halo, LLC, Process Software, LLC, David Corporation, Profitkey International, LLC, Foresight Software, Inc, Empagio, Inc, Tenebril, Inc, RevCast, Inc, and NavRisk to this guarantee. The amendments also removed Gupta Technologies, LLC and Foresight Software, Inc since these companies have been sold.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	As additional security for the lenders making the loans under the Credit Agreement, certain subsidiaries of the Company have entered into Security Agreements with Fortress Credit. Corp. relating to their assets in the U.K., and have pledged their interests in the subsidiaries organized under English law, Gupta Technologies Limited and Warp Solutions Limited, by entering into a Mortgages of Shares with Fortress. Also, the Company’s subsidiary, Gupta Technologies, LLC (“Gupta”) and its German subsidiary, Gupta Technologies GmbH, have entered into a Security Trust Agreement with Fortress Credit Corp. granting a security interest in the assets of such entities located in Germany. Gupta has also pledged its interests in the German subsidiary under a Share Pledge Agreement with Fortress Credit Corp. Subsequently, Gupta Technologies, LLC, Gupta Technologies, Limited, and Gupta Technologies, GmbH were removed from these pledges pursuant to Amendment No. 3 (see below).

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection. • Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be amortized over 48 months. For the three months and six months ended December 31, 2006, $355,650 and $455,625, respectively, were amortized and charged to interest expense.

•	On October 26, 2005, in connection with the acquisition of Tesseract, Process and Affiliates, the Company entered into Amendment Agreement No. 1 (“Amendment No. 1”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment No. 1, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement.

•	Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Based on the fair market value, $1,892,415 was allocated to the warrants and the remainder of $13,107,585 was allocated to Tranche B. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche B will be amortized over 45 months. For the three months and six months ended December 31, 2006, $118,275 and $236,550, respectively, were amortized and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

•	On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment No. 2”). Pursuant to this Amendment No. 2, certain covenants were amended. The covenants amended related to the financial ratios between the earnings of the Company’s operating subsidiaries and the Company’s debt, to reflect the changes to the Company since the first amendment to the Credit Agreement, in October of 2005, primarily the addition of Empagio, Tenebril and RevCast as subsidiaries of the Company, the sale of Foresight and the then anticipated sale of Gupta.

•	On November 20, 2006, the Company entered into Amendment Agreement No. 3 (“Amendment No. 3”). Pursuant to the Amendment No. 3, (i) the Company paid, as a partial prepayment of the Loan, $4,600,000 simultaneously with the closing of the sale of Gupta, and (ii) the Company agreed to pay, as partial prepayments of the Loan, $2,000,000 payable in three installments, with the first installment of $500,000 payable on January 31, 2007, the second installment of $500,000 payable on February 28, 2007 and the third installment of $1,000,000 payable on March 30, 2007. The Company also paid Fortress an amount equal to $500,000 simultaneously with the closing of the sale of Gupta, $270,000 of which was applied towards the November 2nd principal payment due under the Loan, $100,000 of which was applied towards the Outstanding Amendment Fee (due pursuant to the prior Amendment No. 2 of the Credit Agreement) and $130,000 of which shall be applied (i) as a credit against future payment of accrued interest by the Company under the Credit Agreement, and (ii) towards the payment of Fortress’s legal fees relating to the Amendment No. 3. Further, the Company agreed to pay Fortress a reorganization success fee of $200,000 no later than March 30, 2007, and an amendment fee of $300,000 as consideration for entering into the Amendment Agreement. Fortress also agreed to release Gupta from its obligations under the Credit Agreement and related agreements, and to release its liens on Gupta’s assets.
Note 9. Subordinated Notes Payable and Extinguishment of Debt
     On October 12, 2006, the Company entered into that certain Subscription Agreement (the “Subscription Agreement”) for the sale of certain convertible promissory notes (each a “Note” and collectively, the “Notes”) and warrants (the “Warrants”) to acquire common stock in the Company. In connection with these transactions, the Company and the investors entered into certain subordination agreements concerning the priority of the Company’s debt, and certain ancillary agreements, which are all described below.
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

     The Company also issued Warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes. Accordingly, the Company issued warrants to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000. The warrants have a conversion price of $.80 per share (subject to certain anti-dilution adjustments as provided in the Warrant) and are exercisable for a period of 5 years.
     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features” and EITF 00-27 “Application of Issue No. 98-4 to Certain Convertible Instruments,” the Company determined the value of the beneficial conversion feature of this convertible Note because the conversion price was lower than the market price of the Company’s common stock on the issuance date. In order to determine the proceed to allocate to this feature, this fair market value was prorated with the fair market value of the Warrants (as determined by Black-Scholes method), and further capped by the total proceeds (“Relative Fair Market Value Method”). The proceeds allocated to the beneficial conversion feature and the Warrants were $784,314 and $715,686, respectively. Both of these amounts will discount the face value of the note and will be amortized to interest expense over the life of the Note, which is thirty-six months. The interest expense from the amortization of the beneficial conversion feature was $56,927 for both the three months and six months ended December 31, 2006. The interest expense from the amortization of the Warrant discount was $51,944 for both the three months and six months ended December 31, 2006.
     In addition, the Company issued a Note in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement in exchange for 1,000,000 shares of the Company’s common stock previously held by the investor. This Note has the same terms as the $1,500,000 Note described above, except that the Company did not issue Warrants in connection with this Note. The shares bought back are treated as treasury stock and valued at $1,250,000. The beneficial conversion feature of the Note was determined to be $220,589, which will also be amortized to interest expense over thirty-six months. The interest expense was $16,010 for the three months and six months ended December 31, 2006.
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
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “Registrable Shares ”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. Since the registration statement covering the Registrable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement (unless the Investors waive such penalties). The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
     On October 12, 2006, the Company also entered into that certain letter agreement (the “Vision Agreement”) with Vision Opportunity Master Fund, Ltd. (“Vision”). In consideration for Vision’s entering into the Subscription Agreement and acting as lead investor, in addition to the Notes and Warrants that were issued pursuant to the Subscription Agreement, the Company also issued to Vision warrants to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares which would be issued upon conversion of the Notes purchased by Vision. Accordingly, the Company issued to Vision additional warrants (the “Additional Warrants”) to acquire 1,102,942 shares of common stock in connection with the issuance of Notes in the aggregate principal amount of $1,500,000.
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
     Under the Vision Agreement, the Company agreed to reduce its parent company overhead by a minimum of 25% within six (6) months of the Closing and represented that it shall use at least $5 million of the estimated $6 million in proceeds from the sale of its Gupta subsidiary to reduce the amount of its indebtedness to Fortress Credit Corp. The Company is taking measures to reduce parent company overhead costs, and expects to meet the first requirement under the Vision Agreement. The Company paid $4.6 million to Fortress at the closing of the Gupta sale, and has paid an additional $500,000 on January 31, 2007; accordingly, the Company has fulfilled the second requirement of the Vision Agreement.

     On October 12, 2006, the Company also entered into that certain Subordination Agreement (the “Subordination Agreement”) with the Investor under the Subscription Agreement and Fortress Credit Corp. (“Fortress”), Halo’s senior creditor pursuant to which the Investor agreed that the Notes are expressly subordinate and junior in right of payment to all senior obligations owed by the Company to Fortress or another senior lender under Halo’s existing senior credit facility with Fortress. Also under this Subordination Agreement, Fortress consented to the issuance of the Notes and the other transactions set forth in the Subscription Agreement.
     The Company also entered into that certain Intercreditor and Subordination Agreement (the “Intercreditor Agreement”) with the Investor under the Subscription Agreement and Halo’s existing subordinated debt lenders (the “Existing Lenders”), Crestview Capital Master, LLC (“Crestview”) and CAMOFI Master LDC (“CAMOFI”). Under the Intercreditor Agreement the Investor agreed that the Notes are expressly subordinate and junior in right of payment to all senior obligations owed by the Company to the Existing Lenders under Halo’s existing subordinated notes purchased by the Existing Lenders under that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005.
     The Company, the Investor, the Existing Lenders, and Fortress also entered into a letter agreement (the “Fortress Letter Agreement”) whereby the parties agreed not to amend or modify the Intercreditor Agreement without the prior written consent of Fortress.
     Also on October 12, 2006, the Company, Crestview and CAMOFI entered into a Consent Agreement (the “Consent”) whereby Crestview and CAMOFI consented to the transactions contemplated by the Subscription Agreement in consideration of: (i) the Company adjusting the “Conversion Price” set forth in the Subordinated Notes held by Crestview and CAMOFI to be modified from $1.00 to $0.68, and (ii) the “Warrant Price” set forth in the existing warrants held by those entities to be modified from $1.25 to $0.68. Subsequently, pursuant to the Consent, the Conversion Price and the Warrant Price were modified to $0.55.
     Under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” if a change involving the same lender, regardless of the legal form, is “substantial,” then for accounting purposes the old debt instrument is considered extinguished, and a new debt instrument should be recorded. The Company determined that the changes in the Conversion Price and Warrant Price extended to the Existing Lenders were substantial, and therefore recorded a loss on extinguishment of debt. The loss was determined as the difference between the fair market values of the common stock on an as-converted basis before and after the conversion price change. The unamortized portion of the debt discount was added to the loss. The difference in the fair market value of the warrants held by the Existing Lenders before and after the modifications was also added to the loss. The total loss on extinguishment of this debt was $1,957,709. This debt with the new Conversion Price was recorded as a new debt. Using Relative Fair Market Value Method, the fair market values of the beneficial conversion feature and the warrants were determined to be $1,248,218 and $160,873, respectively. Both of these amounts will discount the face value of the Subordinated Notes held by the Existing Lenders and will be amortized to interest expense over the remaining life of the this debt, which is thirty-five months. The interest expense from the amortization of the beneficial conversion feature was $93,184 for both the three months and six months ended December 31, 2006. The interest expense from the amortization of the warrant discount was $10,971 for both the three months and six months ended December 31, 2006.
Note 10. Notes Payable
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
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Subsequently, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements. During the three months and six months ended December 31, 2006, interest of $17,250 and $34,500, respectively, and was accrued and charged to interest expense. The accrued interest balance related to this loan is $119,813. The Company expects to offset the amounts owed to Platinum by the approximately $330,000 paid by the Company to employees of the companies acquired from Platinum, which amount is to be reimbursed by Platinum.
     The Tesseract Merger Agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. Since the Working Capital Adjustment was not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, since the Working Capital Adjustment was not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of December 31, 2006, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $150,000 and $300,000 for the advisory fee for the three months and six months ended December 31, 2006, respectively. The accrued advisory fee balance is $650,000 as of December 31, 2006.
Notes payable to Tenebril sellers
     On August 24, 2006, the Company completed a purchase of Tenebril, Inc.(“Tenebril”), a privately held Boston based software company providing award-winning Internet and spyware protection to consumers and organizations (See Note 4). The aggregate principal amount of all promissory notes issued as the purchase consideration by Company was $3,000,000.
The Promissory Notes are due February 15, 2007, and accrued interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company’s option, the Company may convert some or all of the amount due under the Promissory Notes into shares of Common Stock of the Company. The number of shares issued upon conversion will be the total amount being converted divided by the conversion price then in effect. The conversion price is 85% of the market price of the Company’s common stock as defined in the promissory notes. The Company anticipates converting the Promissory Notes into common stock and issuing the common stock to the holders of the Promissory Notes in payment thereof. At the Closing, the Company also delivered to a certain broker a promissory note (the “Target Broker Promissory Note”). The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and is due on February 15, 2007. The Company expects to pay this Broker Promissory Note in cash. For the three months and six months ended December 31, 2006, the Company recorded $65,569 and $91,939 in accrued interest expense for these notes.
Short-term Loans
During November 2006, the Company received an aggregate of $400,000 as short-term loans from various investors.
Note 11. Commitments and Contingencies
Legal Proceedings.

     From time to time, Halo may be involved in litigation that arises in the normal course of its business operations. As of the date of this report, Halo is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.
Note 12. Subsequent Events
None.
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
     On November 20, 2006, the Company completed the transactions contemplated by that certain Purchase and Exchange Agreement (the “Purchase Agreement”) between the Company and Unify Corporation (“Unify”), as amended by that certain Amendment No. 1 to Purchase and Exchange Agreement (the “Amendment”) dated November 20, 2006. At the Closing of the transactions, Halo sold its Gupta Technologies, LLC subsidiary to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) $6,100,000 in cash, of which Halo had received $500,000 as a deposit upon the signing of the Purchase Agreement (the “Deposit”), and (iv) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Purchase Agreement, the “Working Capital Adjustment”). Accordingly, the Company disposed of a significant amount of assets, its Gupta subsidiary, and acquired a significant amount of assets, the NavRisk Business.
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
     The purchase price for the acquisition of DAVID Corporation, Process Software, ProfitKey International, and Foresight Software was an aggregate of $12,000,000, which Halo paid in cash. Under the merger agreement for the acquisition of Tesseract (the “Tesseract Merger Agreement”), the merger consideration consisted of (i) $4,500,000 in cash which was paid at closing, (ii) 7,045,454 shares of Series D Preferred Stock of Halo, and (iii) $1,750,000 originally due no later than March 31, 2006 and evidenced by a promissory note to Platinum Equity, LLC (the “Platinum Note”). Additionally, Halo was required to pay a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum Equity, LLC (“Platinum”), the seller of Tesseract, has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of December 31, 2006, Halo has accrued and expensed approximately $500,000 for such fees.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. For the Company, SFAS No. 123 (R) is effective as of January 1, 2006. The Company did not apply this method to prior periods. The impact on this new standard, if it had been in effect prior to January 1, 2006 is disclosed above in Note 2 “Summary of Significant Accounting Policies” — Stock Based Compensation.
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
     Certain software products the Company sells require significant implementation efforts, such as research, planning, customization, installation, and training. The Company often bundles these implementation projects with software license in contracts. These implementation efforts often take several months to complete. The Company applies the percentage-of-completion method to account for these contracts. Under the percentage-of-completion method, license and service revenues from these contracts are deferred and recognized as the projects progress. Costs related to these projects are tracked and compared against estimated total costs. The percentage of the costs incurred to the estimated total costs is applied to the total contract amount and recognized as revenue.

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

We have recorded a significant amount of goodwill on our balance sheet. As of December 31, 2006, goodwill was approximately $36.1 million, representing approximately 69% of our total assets and approximately 77% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we will make. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
Stock-Based Compensation
Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As a result, compensation cost of the Company for the year ended December 31, 2006 includes compensation expense for unvested portion of all the stock options outstanding and all the stock options granted after the effective date. No restatement has been made to prior periods. We had applied APB 25’s intrinsic value method up to December 31, 2005, and presented pro forma income statements in the footnote to show the effect of FAS123(R) as if it had been implemented in the prior periods.
Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenue	6,781	100%	2,534	100%	13,268	100%	2,822	100%
Cost of revenue	2,057	30%	785	31%	3,772	28%	849	30%
Gross Profit	4,724	70%	1,750	69%	9,495	72%	1,973	70%
Product development	1,462	22%	767	30%	2,677	20%	853	30%
Sales, marketing and business development	1,158	17%	631	25%	2,179	16%	761	27%
General and administrative	3,533	52%	2,441	96%	7,187	54%	3,075	109%
Loss on extinguishment of debt	1,958	29%	—	0%	1,958	15%	—	0%
Fair value gain on warrants	1,912	28%	7,865	310%	4,580	35%	31,671	1122%
Interest expense	2,911	43%	2,196	87%	7,684	58%	4,302	152%
Revenue
     Revenue is derived from the licensing of software, maintenance contracts, training, and other consulting services. License revenue is derived from licensing of our software and third-party software products. Services revenue results from consulting and education services, and maintaining, supporting and providing periodic unspecified upgrades for previously licensed products.
     Total revenue increased by $4.3 million to $6.8 million for the three months ended December 31, 2006 from $2.5 million for the three months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $2.5 million, Process and Affiliates, $1.4 million and Tenebril, $194,000. In addition, there was a net increase in Kenosia of $167,000 of which approximately $79,000 was due to increase in consulting revenue and $108,000 was due to more deferred revenue reduction made by purchase accounting adjustments in fiscal year 2005 (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”). Kenosia’s increase was partially offset by a decrease of $20,000 in the services revenue.

     Total revenue increased by $10.5 million to $13.3 million for the six months ended December 31, 2006 from $2.8 million for the six months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $5.4 million, Process and Affiliates, $4.4 million and Tenebril, $291,000. In addition, there was a net increase in Kenosia of $410,000 of which approximately $34,000 was due to increase in consulting revenue, $140,000 in higher billing in support and maintenance, and $236,000 was due to more deferred revenue reduction made by purchase accounting adjustments in fiscal year 2005 (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”).
     License revenue increased by $285,000 to $707,000 for the three months ended December 31, 2006 from $422,000 for the three months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $29,000 Process and Affiliates, $144,000, and Tenebril, $33,000. In addition, there was an increase in Kenosia of $79,000.
     License revenue increased by $837,000 to $1.3 million for the six months ended December 31, 2006 from $507,000 for the six months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $67,000, Process and Affiliates, $703,000, and Tenebril, $33,000. In addition, there was an increase in Kenosia of $34,000.
     Services revenue increased $4.0 million to $6.1 million for the three months ended December 31, 2006 from $2.1 million for the three months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $2.4 million, Process and Affiliates, $1.4 million and Tenebril, $161,000. In addition, there was a net increase in Kenosia of $88,000.
     Services revenue increased $9.6 million to $11.9 million for the six months ended December 31, 2006 from $2.3 million for the six months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $5.3 million, Process and Affiliates, $3.8 million and Tenebril, $258,000. In addition, there was a net increase in Kenosia of $376,000.
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
Cost of Revenue
     Total cost of revenue increased by $1.3 million to $2.1 million for the three months ended December 31, 2006 from $785,000 for the three months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $946,000, Process and Affiliates, $239,000 and Tenebril, $88,000.
     Total cost of revenue increased by $2.9 million to $3.8 million for the six months ended December 31, 2006 from $849,000 for the six months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $1.9 million, Process and Affiliates, $821,000 and Tenebril, $157,000. In addition, there was an increase in Kenosia of $22,000 mainly related to additional consulting expenses incurred in conjunction with the merge with RevCast.
     The principal components of cost of license fees are manufacturing costs, shipping costs, royalties paid to third-party software vendors, and amortization of acquired technologies. Cost of license revenue increased by $86,000 to $290,000 for the three months ended December 31, 2006 from $204,000 for the three months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $52,000, Tenebril, $53,000 and the total increase was partially offset by the decrease of $18,000 in the amortization of developed technology intangibles.
     Cost of license revenue increased by $291,000 to $502,000 for the six months ended December 31, 2006 from $211,000 for the six months ended December 31, 2005. This increase was primarily due to the acquisitions of Empagio, $120,000, Process and Affiliates, $128,000, and Tenebril, $53,000. The total increase was offset by a net decrease of $10,000 in Kenosia.
     The principal components of cost of services are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs. Cost of services revenue increased by $1.2 million to $1.8 million for the three months ended December 31, 2006 from $580,000 for the three months ended December 31, 2005. This increase was primarily a result of an increase in employee compensation directly related to additional headcounts added in conjunction with the acquisitions of Empagio,

$894,000, Process and Affiliates, $248,000 and Tenebril $35,000. In addition, there was an increase in Kenosia of $8,000 mainly related to additional consulting expenses incurred in conjunction with the merge with RevCast.
     Cost of services revenue increased by $2.6 million to $3.3 million for the six months ended December 31, 2006 from $638,000 for the six months ended December 31, 2005. This increase was primarily a result of an increase in employee compensation directly related to additional headcounts added in conjunction with the acquisitions of Empagio, $1.8 million, Process and Affiliates, $716,000 and Tenebril, $104,000. In addition, there was an increase in Kenosia of $17,000 mainly related to additional consulting expenses incurred in conjunction with the merge with RevCast.
     Gross profit margins were 70% for the three months ended December 31, 2006, compared to 69% for the three months ended December 31, 2005. The gross margin increase was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries.
     Gross profit margins were 72% for the six months ended December 31, 2006, compared to 70% for the six months ended December 31, 2005. The gross margin increase was mainly due to the change in the product mix (increase in the proportion of maintenance and services revenue) the Company sells from the new subsidiaries.
Operating Expenses
Research and Development
     Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensable hardware and software costs, overhead costs and costs of contractors. Research and development expenses increased by approximately $695,000 to $1.5 million for the three months ended December 31, 2006 from $767,000 for the three months ended December 31, 2005. This increase primarily resulted from the acquisitions of Empagio, $182,000, Process and Affiliates, $193,000, and Tenebril, $193,000. In addition, there was an increase in Kenosia of $131,000 mainly related to additional headcounts added in conjunction with the merge with RevCast.
     Research and development expenses increased by approximately $1.8 million to $2.7 million for the six months ended December 31, 2006 from $853,000 for the six months ended December 31, 2005. This increase primarily resulted from the acquisitions of Empagio, $607,000, Process and Affiliates, $755,000, and Tenebril, $309,000. In addition, there was an increase in Kenosia of $151,000 mainly related to additional headcounts added in conjunction with the merge with RevCast. To date, all software development costs have been expensed as incurred.
Sales and Marketing
     Selling and marketing expenses consist primarily of salaries, commissions, benefits, advertising, tradeshows, travel and overhead costs for the Company’s sales, marketing, and business development personnel. Sales and marketing expenses increased by approximately $528,000 to $1.2 million for the three months ended December 31, 2006 from $630,000 for the three months ended December 31, 2005. This increase was primarily attributable to the acquisitions of Empagio, $351,000, Process and Affiliates, $156,000 and Tenebril, $42,000. There was an increase of $20,000 in Kenosia’s headcount from the RevCast acquisition. The total increase was partially offset by a decrease of $41,000 in corporate expenses.
     Sales and marketing expenses increased by approximately $1.4 million to $2.2 million for the six months ended December 31, 2006 from $761,000 for the six months ended December 31, 2005. This increase was primarily attributable to the acquisitions of Empagio, $702,000, Process and Affiliates, $476,000, and Tenebril, $84,000. There was an increase of $16,000 in Kenosia’s headcounts added from the RevCast acquisition. There was also an increase of $145,000 in corporate headcount to manage the increasing size and complexity of the Company’s operation.

General and Administrative
General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting and consulting fees and bad debt expense. General and administrative expenses increased by approximately $1.1 million to $3.5 million for the three months ended December 31, 2006 from $2.4 million for the three months ended December 31, 2005. This increase was primarily attributable to the acquisitions of Empagio, $526,000 and Tenebril, $104,000. There was also an increase in Kenosia of $106,000 mainly related to additional headcounts added in conjunction with the merge with RevCast and approximately $277,000 in corporate headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions, securities laws, and tax compliance.
General and administrative expenses increased by approximately $4.1 million to $7.2 million for the six months ended December 31, 2006 from $3.1 million for the six months ended December 31, 2005. This increase was primarily attributable to the acquisitions of Empagio, $1.5 million, Process and Affiliates, $965,000 and Tenebril, $178,000. There was also an increase in Kenosia of $78,000 mainly related to additional headcounts added in conjunction with the merge with RevCast and approximately $1.4 million in corporate headcount to manage the increasing size and complexity of the Company’s operations, as the Company has acquired new subsidiaries, as well as professional services fees associated with the acquisitions, securities laws, and tax compliance.
Loss on Extinguishment of Debt
     On October 12, 2006, the Company, Crestview and CAMOFI entered into a Consent Agreement whereby Crestview and CAMOFI consented to the transactions contemplated by the Subscription Agreement (see Note 9 of Notes to the Consolidated Financial Statements) in consideration of: (i) the Company adjusting the “Conversion Price” set forth in the Subordinated Notes held by Crestview and CAMOFI to be modified from $1.00 to $0.68, and (ii) the “Warrant Price” set forth in the existing warrants held by those entities to be modified from $1.25 to $0.68. Subsequently, pursuant to the Consent, the Conversion Price and the Warrant Price were modified to $0.55.
     Under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” if a change involving the same lender, regardless of the legal form, is “substantial,” then for accounting purposes the old debt instrument is considered extinguished, and a new debt instrument should be recorded. The Company determined that the changes in the Conversion Price and Warrant Price were substantial, and therefore recorded a loss on extinguishment of debt. The loss was determined as the difference between the fair market values of the common stock on an as-converted basis before and after the conversion price change. The unamortized portion of the debt discount was added to the loss. The difference in the fair market value of the warrants before and after was also added to the loss. The total loss on extinguishment of this debt was $1,957,709.
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
     Fair value gain on warrants revaluation was approximately $1.9 million and $7.9 million for the three months ended December 31, 2006 and December 31, 2005, respectively. The gains were results of the stock price decrease. These gains relate to the change in the fair value of the warrants relating to the Series C Preferred Stock, Senior Notes, Subordinated Notes, Fortress, DCI Master LDC and notes issued to other investors.
     Fair value gain on warrants revaluation was approximately $4.6 million and $31.7 million for the six months ended December 31, 2006 and December 31, 2005, respectively. The gains were results of the stock price decrease. These gains relate to the change in the fair value of the warrants relating to the Series C Preferred Stock, Senior Notes, Subordinated Notes, Fortress, DCI Master LDC and notes issued to other investors.
Interest Expense
     Interest expense increased by $715,000 to $2.9 million for the three months ended December 31, 2006 from $2.2 million for the three months ended December 31, 2005. The increase was primarily due to Fortress and related fees of $635,000, interest expense related to miscellaneous debt of $159,000, beneficial conversion of convertible notes of $166,000, and amortization of deferred financing cost of $282,000. The increase was partially offset by the decrease in amortization of warrants of $473,000.
     Interest expense increased by $3.4 million to $7.7 million for the six months ended December 31, 2006 from $4.3 million for the six months ended December 31, 2005. The increase was primarily due to the beneficial conversion of convertible notes of $1.7 million, and Fortress debt and related fees of $1.9 million. The increase was partially offset by the decrease in amortization of warrants of $216,000.
Results of Discontinued Operations
     On September 13, 2006, the Company entered into an agreement to sell its subsidiary, Gupta Technologies, LLC, to Unify Corporation in exchange for Unify’s two business units and other considerations. On November 20, 2006, the Company completed this transaction. Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations. Condensed financial information related to these discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Total revenues	$1,659,400	$2,836,237	$4,388,266	$5,756,788
Income (loss) before taxes	160,199	(794,685)	317,336	(1,426,288)
Income taxes	66,514	33,313	97,048	84,258

Net income (loss) from discontinued operations	$93,685	$(827,998)	$220,288	$(1,510,546)

     Revenues of the discontinued operations decreased by $1.2 million to $1.7 million for the three months ended December 31, 2006 from $2.9 million for the three months ended December 31, 2005. This decrease was primarily due to a shorter period of operations as the sale of the business closed on November 20, 2006.
     Revenues of the discontinued operations decreased by $1.4 million to $4.4 million for the six months ended December 31, 2006 from $5.8 million for the six months ended December 31, 2005. This decrease was primarily due to a shorter period of operations as the sale of business closed on November 20, 2006 and lower billing of the license sale in the anticipation of a new version release of Gupta’s main product lines.
     Income before taxes from the discontinued operations increased by $955,000 to $160,000 for the three months ended December 31, 2006 from a loss of $795,000 for the three months ended December 31, 2005. This increase was primarily due to the lower cost structure from a reduction in force Gupta executed in April 2006 and the depreciation of fixed assets and amortization of intangible assets were ceased due to the discontinued operations. The increase was partially offset by a shorter period of operations and lower revenues described above.
Income before taxes from the discontinued operations increased by $1.7 million to $317,000 for the six months ended December 31, 2006 from a loss of $1.4 million for the six months ended December 31, 2005. This increase was primarily due to the lower cost structure from a reduction in force Gupta executed in April 2006 and the depreciation of fixed assets and amortization of intangible assets were ceased due to the discontinued operations. The increase was partially offset by a shorter period of operations and lower revenues described above.

Net Operating Loss Carryforwards
     The Company has a U.S. Federal net operating loss carryforward of approximately $51,814,000 as of December 31, 2006, which may be used to reduce taxable income in future years through the year 2026. The deferred tax asset primarily resulting from net operating losses was approximately $21,124,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code
Liquidity and Capital Resources
     Halo has three primary cash needs. These are (1) operations, (2) acquisitions and (3) debt service and repayment. Halo has financed a significant component of its cash needs through the sale of equity securities and debt.
     For the six months ended December 31, 2006, cash used in continuing operations was approximately $4.2 million. Our net loss $7.6 million was offset by gain on warrants revaluation of $4.6 million, decrease in deferred revenue of $2.2 million, and increase in accounts receivable of $790,000. In addition, components of cash used for operating activities included non-cash interest expense of $4.7 million, depreciation and amortization expense of $847,000, and non-cash compensation expense of $976,000 , and increase in accounts payable and accrued expenses of $2.3 million. The Company acquired cash of $623,000 through the acquisition of Tenebril. The Company also received $6,100,000 for the sale of Gupta, and $1,900,000 from issuances of subordinated notes and short-term loans. $5,140,000 was used to repay the principal portion of the outstanding senior debt. $788,000 was also provided by the discontinued operations of Gupta through November 20, 2006.
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
     The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. As of December 31, 2006, the Company is in compliance with these financial covenants. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be modified in the future in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the Lenders will be required to agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. If the Company were to fail to comply with the financial covenants under the Credit Agreement and the Lenders failed to agree to amend or waive compliance with the covenants that Halo did not meet, Halo would be in default under the Credit Agreement. Any default under the Credit Agreement would result in a default under most or all of Halo’s other financing arrangements. The Lenders could foreclose on all of Halo’s assets, including the stock in its subsidiaries, and could cause Halo to cease operating.

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
     Additionally, under the Tesseract Merger Agreement, Halo was required to pay Platinum a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of December 31, 2006, Halo has accrued and expensed approximately $650,000 for such fees.
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
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “ Registrable Shares ”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. Since the registration statement covering the Registrable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement (unless the Investors waive such penalties). The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
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
     Under the Vision Agreement, the Company agreed to reduce its parent company overhead by a minimum of 25% within six (6) months of the Closing and represented that it shall use at least $5 million of the estimated $6 million in proceeds from the sale of its Gupta subsidiary to reduce the amount of its indebtedness to Fortress Credit Corp. The Company is taking measures to reduce parent company overhead costs, and expects to meet the first requirement under the Vision Agreement. The Company paid $4.6 million to Fortress at the closing of the Gupta sale, and has paid an additional $500,000 on January 31, 2007; accordingly, the Company has fulfilled the second requirement of the Vision Agreement.
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
Amendment No. 2 to Fortress Credit Agreement
     On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment Agreement”) between the Company and Fortress relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company listed in Schedule 1 thereto (the “Subsidiaries”), Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment Agreement, certain covenants were amended. The covenants amended related to the financial ratios between the earnings of the Company’s operating subsidiaries and the Company’s debt, to reflect the changes to the Company since the first amendment to the Credit Agreement, in October of 2005, primarily the addition of Empagio, Tenebril and RevCast as subsidiaries of the Company, the sale of Foresight, and the sale of Gupta.
Working Capital Requirements
     Halo’s future capital requirements will depend on many factors, including cash flow from operations, continued progress in research and development programs, competing technological and market developments, and Halo’s ability to maintain its current customers and successfully market its products, as well as any future acquisitions it undertakes. Halo intends to meet its cash needs, as in the past, through cash generated from operations, the proceeds of privately placed equity issuances, debt, and possible sale of assets.

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
     Halo’s working capital requirements as of December 31, 2006 was a deficit of approximately $24.5 million, comprised primarily of accounts payable and accrued expenses, $8.9 million, deferred revenue, $8.6 million, and short-term debt, $10.7 million, which was partially offset by cash, $774,000, accounts receivable, $3.2 million, and prepaid expenses and other current assets, $907,000. Halo’s working capital requirements as of June 30, 2006 was a deficit of approximately $7.8 million, comprised primarily of accounts payable and accrued expenses, $6.7 million, deferred revenue, $9.5 million, short-term debt, $7.6 million, and liabilities of discontinued operations of $5.9 million which was partially offset by cash $854,000, accounts receivable, $2 million, prepaid expenses and other current assets, $315,000, and assets held for sale, $18.3 million.
The increase in our capital requirements for the six months ended December 31, 2006 is primarily due to the sale of Gupta. Gupta’s assets and liabilities, net value of which was $12.4 million as of June 30, 2006, have been removed. In addition, there was an increase of $3.1 million in the current portion of the senior note due to the original accelerated repayment schedule and the recent amendment. There was also an issuance of the promissory note in the principal amount of $3,000,000 to the sellers of Tenebril, Inc.. This note is convertible into Halo’s Common stock at the option of Halo. It is expected that this conversion will take place and the liability will be removed by the issuance of the equity. The Company recorded $3.5 million in liability for this note to adjust for the conversion terms. The Company also experienced an increase of $2.2 million in accounts payable and accrued expenses, reflecting temporary shortage of cash. The increase in the capital requirements is mainly offset by the conversion of the short-term notes. As described in "Conversion of Notes Payable into Common Stock and Warrants,” the Company converted approximately $3.6 million of its convertible notes and accrued interest into the Common Stock and warrants. The capital requirement increase was also offset by an increase in accounts receivable of $1.2 million, reflecting historically strong seasonal sales in December.
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
     The Company has incurred recurring operating losses since its inception, as of December 31, 2006, had an accumulated deficit of $102,519,029, and, at December 31, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
     The Company’s continuation as a going concern is dependant upon receiving additional financing. Given our current cash position, and our expectations of cash flows from operations, we anticipate requiring additional working capital of approximately $4 to $6 million for the year ending June 30, 2007 of which we have received $1.5 million in a transaction completed on October 12, 2006. We expect to pursue equity or debt financing, and possibly sale of assets in order to meet these capital needs. There can be no assurance that we will be successful in such efforts. In the absence of such further financing, or asset sales, Halo will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.
Investing Activities and Current Debt
     As of December 31, 2006, the Company had debt that matures in the next 12 months in the amount of approximately $11,571,000. This consists of $1,750,000 payable to Platinum Equity, LLC (seller of Tesseract, Process, David, Profitkey, and Foresight), $4,459,252 as current portion of Fortress debt, $1,243,718 due to ISIS, $3,000,0000 payable to Tenebril seller, and $160,000 notes payable to other investors. $1,000,000 was paid to Platinum Equity, LLC on March 31, 2006 to reduce the note to the current balance. On July 21, 2006, the Company converted $3,225,000 of notes payables into equity (See “Conversion of Notes Payable into Common Stock and Warrants” above). In addition, during the six months ended December 31, 2006, the Company paid $5,140,000 to Fortress as principal payments of the senior notes.
     Halo continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. Halo can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.
Subsequent Events
None.

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
ITEM 3. Controls And Procedures
     As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s principal executive officer, and Mark Finkel, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Messrs. Bienvenu and Finkel have each concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis except as follows:
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
     These material weaknesses impacted our ability to properly record and report the financial results during the fiscal year 2006. However, the Company’s management is actively engaged in remediation efforts to address this material weaknesses identified in our internal control over financial reporting. The Company has transitioned sales invoicing responsibilities from non-accounting personnel to accounting personnel better trained to process such documents. The Company has substantially implemented a new accounting system, which has enabled the Company to monitor ongoing activities without increasing staff level. In the transition, the Company is performing additional revenue testing to identify inconsistencies. As a result of our review, the Company believes they have resolved the revenue recognition issues noted above.

There were no other significant changes in our internal control subsequent to the date of the evaluation that are reasonably likely to materially affect our internal control over financial reporting.
The Company and its auditors have identified certain other deficiencies within the internal control framework which, if left uncorrected, could result in a material weakness. These internal control deficiencies related to the financial close process and a lack of compliance with established procedures for adjusting account balances and financial disclosures especially as relates to non-recurring transactions, that, if uncorrected, could result in material misstatements. The Company plans to address these deficiencies by ensuring that it has accounting personnel with sufficient skills and experience to account for non-recurring transactions in accordance with generally accepted accounting principles.
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
(a) Subordinated Debt Financing
     On October 12, 2006, the Company issued certain subordinated debt which is convertible into Common Stock of Company, and issued certain warrants to acquire common stock of the Company. This transaction is further described under “Liquidity and Capital Resources – Subordinated Debt Financing” above, and was disclosed in a Current Report on Form 8-K filed October 13, 2006.
(c) Information Required by Item 703 of Regulation S-B

	SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
					(d) Maximum Number (or
					Approximate
	(a) Total Number			(c) Total Number of Shares	Dollar Value)
	of Shares of		(b) Average	Purchased as Part of Publicly	of Shares that May Yet
	Common Stock		Price Paid per	Announced Plans or	Be Purchased Under
Period	Purchased		Share	Programs	the Plans or Programs
Month #1 (Oct. 1 – 31, 2006)	1,000,000	(1)	$1.25	0	0
Month #2 (Nov. 1 – 30, 2006)	0		—	0	0
Month #3 (Dec. 1 – 31, 2006)	0		—	0	0
Total	1,000,000		$1.25	0	0

Note (1) – The Company purchased 1,000,000 shares of its Common Stock in a single transaction. In exchange for the stock purchased, the Company issued a promissory note in the amount of $1,250,000. This transaction is further described under “Liquidity and Capital
Resources – Subordinated Debt Financing” above.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
(a) On December 6, 2006, the Company held an annual meeting of stockholders.
(b) At the annual meeting, the following directors were elected each for a one year term: Rodney A. Bienvenu, Jr., David M. Howitt, David E. Oliver, David Skriloff and Gordon O. Rapkin. There were no other directors whose term of office continued after the annual meeting.
(c) The following matters were voted upon at the annual meeting:
1) Election of the following five (5) directors to serve until the next annual meeting of stockholders:

Nominee	Votes For	Votes Withheld
Rodney A. Bienvenu, Jr.	20,700,319	131,945
David M. Howitt	20,700,429	131,835
David E. Oliver	20,700,429	131,835
David Skriloff	20,700,319	131,945
Gordon O. Rapkin	20,700,429	131,835
2) Ratification of the appointment of Mahoney Cohen & Company, CPA, P.C. as auditors for the Company for the fiscal year ending June 30, 2007:

Vote For	Votes Against	Votes Withheld	Broker Non-Vote
20,700,710	3,511	47,506	80,537
3) Approval of the Halo Technology Holdings 2006 Equity Incentive Plan:

Vote For	Votes Against	Votes Withheld	Broker Non-Vote
20,758,626	57,035	16,603
ITEM 5. Other Information.
None.

ITEM 6. Exhibits And Reports On Form 8-K.
(a) Exhibits:
     The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2 (1)	Bylaws of WARP Technology Holdings, Inc.

3.3 (2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4 (6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8 (10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9 (12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10 (16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11 (17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12 (26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

3.13(33)	Certificate of Amendment to Articles of Incorporation of Halo Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada, effective April 2, 2006.

4.1 (1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2 (13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3 (14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4 (14)	Form of Senior Secured Promissory Note.

4.5 (14)	Form of Initial Warrant and Additional Warrant

4.6 (14)	Form of Subordinated Secured Promissory Note

4.7 (14)	Form of Warrant

4.8 (14)	Form of Convertible Promissory Note

4.9 (19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

Exhibit No.	Description of Exhibit
4.10 (20)	Form of Promissory Note

4.11 (20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

4.12 (24)	Form of Promissory Note first issued October 21, 2005.

4.13 (24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14 (30)	Form of Note first issued January 11, 2006

4.15 (31)	Form of Note first issued January 27, 2006

4.16 (42)	Form of Note first issued October 12, 2006

4.17 (42)	Form of Warrant first issued October 12, 2006.

99.1 (43)	Transcript of Earnings Call Held October 12, 2006

99.1 (44)	Pro Forma Financial Information

10.1 (10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3 (3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 (3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5 (3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 (3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7 (4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8 (5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 (5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10 (5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 (5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12 (6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13 (8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 (8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

Exhibit No.	Description of Exhibit
10.15 (9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16 (10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17 (10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18 (11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20 (11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22 (11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24 (11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26 (11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.27 (11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30 (13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31 (13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32 (13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33 (14)	Amendment No. 2 to Extension Agreement by and between the Company and Gupta Holdings, LLC.

10.34 (14)	Amendment No. 3 to Extension Agreement by and between the Company and Gupta Holdings, LLC

10.35 (14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC

10.36 (14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between the Company and the Investors as identified therein.

10.37 (14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.

10.38 (14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.39 (14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.40 (14)	Senior Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.41 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

Exhibit No.	Description of Exhibit
10.43 (14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.45 (14)	Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.46 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.48 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.51 (14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52 (14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53 (15)	Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi.

10.70 (18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71 (19)	Pledge and Security Agreement by and among the Company, Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72 (20)	Credit Agreement dated August 2, 2005 between Warp Technologies, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73 (20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technologies Holdings, Inc., and Fortress Credit Corp.

10.74 (20)	Security Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.75 (20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.76 (20)	Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.77 (20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc, the Subsidiaries of Warp Technologies Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.80 (20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.82 (20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83 (20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.85 (21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86 (22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87 (22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

Exhibit No.	Description of Exhibit
10.88 (23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

10.89 (23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

10.90 (25)	Halo Technology Holdings 2005 Equity Incentive Plan

10.91 (25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92 (25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93 (25)	Fiscal 2006 Halo Senior Management Incentive Plan 10.93 (25)

10.94 (26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95 (26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96 (26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97 (26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98 (26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104 (26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105 (26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106 (26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107 (26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108 (26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109 (27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.111 (28)	Employment Agreement with Mark Finkel

10.112 (28)	Non-Competition Agreement with Mark Finkel

Exhibit No.	Description of Exhibit
10.113 (28)	Confidentiality Agreement with Mark Finkel

10.114 (29)	Form of Agreement Regarding Warrants

10.115 (30)	Subscription Agreement entered into January 11, 2006

10.116 (31)	Subscription Agreement first entered into January 27, 2006

10.117 (32)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

10.120 (34)	Amendment and Consent, dated as of March 31, 2006 between Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.121 (35)	Lease with 200 Railroad LLC. Certain exhibits and schedules to the Lease are referred to in the text thereof and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

10.122 (37)	Form of Consent Agreement entered into by certain Series C Preferred Stockholders and Halo Technology Holdings, Inc.

10.126 (38)	Form of Warrant issued July 21, 2006.

10.127 (39)	Agreement and Plan of Merger dated August 24, 2006 between Halo Technology Holdings, Inc., Tenebril Acquisition Sub, Inc., Tenebril Inc., and Sierra Ventures.

10.128 (39)	Form of Promissory Note Issued to Tenebril Stockholders

10.129 (39)	Investors’ Agreement dated August 24, 2006 between Halo Technology Holdings, Inc. and the Investors named therein.

10.130 (40)	Purchase and Exchange Agreement between Halo and Unify Corporation dated September 13, 2006.

10.131 (40)	Termination Agreement among Halo, UCA Merger Sub, Inc., and Unify Corporation, dated September 13, 2006.

10.132 (41)	Equity Purchase Agreement among Halo, the RevCast Stockholders and the Enterprises Members dated September 15, 2006.

10.133 (42)	Subscription Agreement first entered into October 12, 2006.

10.134 (42)	Letter Agreement between the Company and Vision dated October 12, 2006.

10.135 (42)	Form of Subordination Agreement among the Company, Fortress and other lenders.

10.136 (42)	Form of Intercreditor and Subordination Agreement with Existing Subordinated Lenders

10.137 (42)	Letter Agreement with Fortress.

10.138 (42)	Consent Agreement with Subordinated Lenders

10.139 (42)	Amendment No. 2 to Fortress Credit Agreement

10.140 (44)	Amendment to Purchase Agreement between the Company and Unify Corporation

10.141 (44)	Amendment Agreement No. 3 between the Company and Fortress Credit Corp.

10.142 (45)	Halo Technology Holdings 2006 Equity Incentive Plan

10.143 (45)	Form of Incentive Stock Option Agreement under Halo Technology Holdings 2006 Equity Incentive Plan

10.144 (45)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2006 Equity Incentive Plan

21.1 (*)	Subsidiaries of the Company.

Exhibit No.	Description of Exhibit
31.1 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 (*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(30)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(31)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(32)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006

(33)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 31, 2006.

(34)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed April 3, 2006.

(35)	Incorporated herein by reference to Halo Technology Holding, Inc.’s Current Report on Form 8-K filed May 5, 2006.

(36)	Incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Halo Technology Holdings, Inc. on May 15, 2006.

(37)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on May 19, 2006.

(38)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

(39)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 30, 2006.

(40)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 19, 2006.

(41)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2006.

(42)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 13, 2006.

(43)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 18, 2006.

(44)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 27, 2006.

(45)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on December 12, 2006

(*)	Filed herewith.

(b)	Reports on Form 8-K:
     The following reports on Form 8-K have been filed during the time period covered by this report:
     Current Report on Form 8-K filed October 11, 2006, disclosing the Company’s Board of Directors determined that investors should not rely on the Company’s consolidated financial statements for the period ended June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2006.
     Current Report on Form 8-K filed October 12, 2006, disclosing a press release announcing its financial results for the fiscal year ended June 30, 2006.
     Current Report on Form 8-K filed October 13, 2006, disclosing the Company entered into a Subscription Agreement. In connection with the Subscription Agreement, the Company entered into other subordination agreements concerning the priority of the Company’s debt, and certain ancillary agreements.
     Current Report on Form 8-K filed October 18, 2006, disclosing the Company held a conference call regarding its earnings for the fiscal year ended June 30, 2006.
     Current Report on Form 8-K filed October 26, 2006, disclosing the resignation of John L. Kelly from the Board of Directors.
     Current Report on Form 8-K filed October 30, 2006, disclosing that John A. Boehmer has determined not to stand for re-election to the Board of Directors.
     Current Report on Form 8-K filed on November 20, 2006, disclosing a press release announcing its financial results for the fiscal quarter ended September 30, 2006.
     Current Report on Form 8-K filed on November 27, 2006, disclosing the Company had entered into an Amendment No. 1 to Purchase and Exchange Agreement with Unify Corporation. This Report also disclosed the Company also entered into Amendment Agreement No. 3 with Fortress Credit Corp. This Report also disclosed due to the sale of Gupta, that agreements in connection with Gupta are no longer material agreements of the Company. Also on this report, the Company disclosed it had completed the transactions with Unify Corporation.
     Current Report of Form 8-K filed on December 12, 2006, disclosing that the stockholders of the Company approved the Halo Technology Holdings 2006 Equity Incentive Plan

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALO TECHNOLOGY HOLDINGS, INC.

February 14, 2007	By:	/s/ Rodney A. Bienvenu, Jr.

Rodney A. Bienvenu, Jr., Chief Executive Officer & Chairman (as Registrant’s Principal Executive Officer and duly authorized officer)

February 14, 2007	By:	/s/ Mark Finkel

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