Form 10QSB/A
period 2006-12-31
Halo Technology Holdings, Inc.
filed 2007-05-21
CIK 1125052

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
SIGNATURES
EXHIBIT INDEX
EX-21.1: SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-21.1: SUBSIDIARIES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EXPLANATORY NOTE
     This Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2006 as filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2007 (the “Original Filing”). We are filing this amendment to reflect the restatement of our consolidated financial statements and other financial information contained in the Original Filing. The reasons for this restatement are presented in Note 1 to our consolidated financial statements. We have also amended Note 2. “Summary of Significant Accounting Policies,” Note 3. “Stockholders’ Equity,” Note 7. “Unaudited Pro Forma Financial Information”, and Note 9. “Subordinated Notes Payable and Extinguishment of Debt” to our consolidated financial statements in connection with the restatement.
     This Form 10-QSB/A amends and restates Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely as a result of, and to reflect, the restated financial statements. In addition, in accordance with applicable SEC rules, this Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.
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
ITEM 1. Financial Statements.

Halo Technology Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
	As Restated (Note 1)
Assets
Current Assets:
Cash and cash equivalents	$774,334	$853,901
Marketable securities	—	9,750
Accounts receivable, net of allowance for doubtful accounts of $190,875 and $105,812 respectively	3,222,239	2,053,676
Due from Platinum Equity, LLC	330,000	302,500
Prepaid expenses and other current assets	577,168	315,444
Assets held for sale	—	18,313,168

Total current assets	4,903,741	21,848,439

Property and equipment, net	641,775	320,027
Deferred financing costs, net	910,283	1,492,096
Intangible assets, net of accumulated amortization of $1,710,276 and $980,458 respectively	9,513,107	9,679,925
Goodwill	36,089,724	26,283,132
Other assets	98,781	79,919

Total assets	$52,157,411	$59,703,538

Liabilities and stockholders’ equity
Current liabilities:
Current portion of senior note payable	$4,885,314	$1,333,126
Note payable to Tenebril sellers	3,529,412	—
Note payable to Platinum Equity, LLC	1,750,000	1,750,000
Notes payable	588,901	3,275,000
Accounts payable	2,348,665	1,609,575
Accrued expenses	6,525,665	5,062,252
Deferred revenue	8,582,543	9,477,722
Due to ISIS	1,243,718	1,243,864
Liabilities of discontinued operations	—	5,945,227

Total current liabilities	29,454,218	29,696,766

Subordinate notes payable	2,349,358	1,770,833
Senior notes payable	12,752,480	20,752,493
Other long term liabilities	1,197,839	453,974
Series C warrants liabilities	1,146,223	3,720,893
Senior and Sub warrants liabilities	1,748,131	1,333,942
Other warrants liabilities	2,023,735	2,566,319

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
Total liabilities	50,671,984	60,295,220
Commitments and contingencies	—	—
Mandatory redeemable Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value — $7,750,000)	7,750,000	7,750,000

Stockholders’ equity (deficit):
Preferred stock (Canadian subsidiary)	2	2
Shares of Common Stock to be issued for accrued interest on subordinated debt	296,340	41,667
Common stock: $.00001 par value; 150,000,000 shares authorized; 31,231,101 and 26,723,247 shares issued and outstanding, respectively	314	267
Additional paid-in-capital	95,067,064	86,265,258
Treasury stock	(1,250,000)	—
Accumulated other comprehensive loss	(16,973)	(43,528)
Accumulated deficit	(100,361,320)	(94,605,348)

Total stockholders’ equity (deficit)	(6,264,573)	(8,341,682)

Total liabilities and stockholders’ equity (deficit)	$52,157,411	$59,703,538

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	As Restated (Note 1)		As Restated (Note 1)
Revenue
Licenses	$707,320	$422,335	$1,344,805	$507,336
Services	6,073,247	2,112,138	11,922,908	2,314,917

Total revenues	6,780,567	2,534,473	13,267,713	2,822,253

Cost of revenue
Cost of license	290,564	204,444	502,525	211,304
Cost of services	1,765,948	580,348	3,269,956	637,874

Total cost of revenues	2,056,512	784,792	3,772,481	849,178

Gross Profit	4,724,055	1,749,681	9,495,232	1,973,075
Product development	1,461,934	767,257	2,677,218	853,333
Sales, marketing and business development	1,158,207	630,529	2,179,078	761,122
General and administrative	3,532,594	2,440,529	7,187,025	3,074,515
Gain on extinguishment of debt	(200,000)	—	(200,000)	—

Loss before interest and fair value gain on warrants	(1,228,680)	(2,088,634)	(2,348,089)	(2,715,895)
Fair value gain on warrants	1,911,881	7,864,701	4,580,222	31,671,485
Interest expense and other, net	(3,165,562)	(2,195,871)	(8,193,027)	(4,301,982)

(Loss) income from continuing operations before income taxes	(2,482,361)	3,580,196	(5,960,894)	24,653,608
Income taxes	6,335	1,012	15,393	2,230

(Loss) income from continuing operations	(2,488,696)	3,579,184	(5,976,287)	24,651,378
Income (loss) from discontinued operations, net of taxes	93,685	(827,999)	220,288	(1,510,547)

Net (loss) income	$(2,395,011)	$2,751,185	$(5,755,999)	$23,140,831

Computation of (loss) income applicable to common shareholders
Net (loss) income before preferred dividends	$(2,395,011)	$2,751,185	$(5,755,999)	$23,140,831
Preferred dividends	—	(373,379)	—	(593,558)

(Loss) income attributable to common stockholders	$(2,395,011)	$2,377,806	$(5,755,999)	$22,547,273

Basis income (loss) per share attributable to common stock:
(Loss) income from continuing operations	$(0.08)	$0.88	$(0.20)	$7.02
Income (loss) from discontinued operations	$0.00	$(0.22)	$0.01	$(0.44)
Net (loss) income	$(0.08)	$0.66	$(0.19)	$6.58

Diluted income (loss) per share attributable to common stock:
(Loss) income from continuing operations	$(0.08)	$0.13	$(0.20)	$0.99
Income (loss) from discontinued operations	$0.00	$(0.03)	$0.01	$(0.05)
Net (loss) income	$(0.08)	$0.10	$(0.19)	$0.94

Weighted-average number common shares — basic	30,062,671	3,624,747	29,732,998	3,425,127

Weighted-average number common shares — diluted	30,062,671	26,834,698	29,732,998	24,775,324
See accompanying notes to consolidated financial statements

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
	As Restated (Note 1)
Operating Activities
Net (loss) income	$(5,755,999)	$23,140,827
(Income) loss from discontinued operations	(220,288)	1,510,547

(Loss) income from continuing operations	(5,976,287)	24,651,374

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	846,909	326,655
Provision for doubtful accounts	23,799	—
Loss on extinguishment of debt	(200,000)	—
Fair value gain on warrants revaluation	(4,580,222)	(31,671,485)
Loss on sales of marketable securities	28,429	—
(Gain) loss on disposal of property and equipment	(381)	3,270
Non cash compensation	975,757	273,226
Non cash interest expense	5,252,555	3,176,968
Changes in operating assets and liabilities of continuing operations
Accounts receivable	(789,852)	178,671
Prepaid expenses and other current assets	134,278	601,463
Accounts payable and accrued expenses	2,313,186	3,073,517
Deferred revenue	(2,185,023)	(1,387,168)

Net cash used in operating activities of continuing operations	(4,156,852)	(773,509)

Investing activities
Purchase of property and equipment	(198,707)	(24,661)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,899	—	(15,867,102)
Kenosia acquisition, net of cash acquired of $6,125	—	(507,145)
Cash acquired in acquisition of Tenebril, Inc.	622,683	—
Cash acquired in acquisition of RevCast, Inc.	500	—
Cash included on sale of Gupta Technologies, LLC	(1,009)	—
Proceeds from sale of Gupta Technologies, LLC	6,100,000	—
Proceeds from sale of marketable securities	12,149	—
Proceeds from sales of property and equipment	960	—

Net cash provided by (used in) investing activities of continuing operations	6,536,576	(16,398,908)

Financing activities
Repayment of Fortress debt	(5,140,000)	—
Repayment of capital lease	(2,307)	—
Repayment of subordinated notes	—	(1,500,000)
Repayment of Senior notes	—	(6,825,000)
Proceeds from new Senior notes, net of issuance cost of $1,426,486	—	23,573,514
Proceeds from promissory note	1,900,000	1,700,000

	Six Months Ended
	December 31,
	2006	2005
Net cash (used in) provided by financing activities of continuing operations	(3,242,307)	16,948,514

Effects of exchange rates on cash	(5,023)	39,204

Cash flows of discontinued operations
Net cash provided by operating activities	788,039	508,079
Net cash used in investing activities	—	(27,020)

	788,039	481,059

Net (decrease) increase in cash and cash equivalents	(79,567)	296,360

Cash and cash equivalents—beginning of period	853,901	1,548,013

Cash and cash equivalents—end of period	$774,334	$1,844,373

Supplemental disclosure of cash flow information:
Income tax paid	$32,240	$122,766
Interest paid	$1,489,824	$822,486

Supplemental schedule of non-cash investing and financing activities:
     For the six months ended December 31, 2005, the Company recorded $593,558 of dividends in connection with convertible preferred stocks.
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

Restatement
     The balance sheet as of December 31, 2006, statements of operations for the three and six months ended December 31, 2006, and statements of cash flow for the six months ended December 31, 2006 have been restated to correct the following:
•	On October 12, 2006, the Company modified conversion terms of the existing subordinated debts and strike price of the related warrants. Under EITF 96-19 and subsequent amendments, this transaction was treated as an extinguishment of debt because there was a significant change in the fair value of the debt, including the values of the warrants and beneficial conversions (>10%). In the Original Filing, the Company recognized approximately $1.8 million in loss on extinguishment of debt for the difference between the value of the extinguished debt and the new debt, together with the related warrants and beneficial conversion features. In accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the restatement has reversed this $1.8 million loss. Similarly, approximately $.4 million of loss on extinguishment of debt was recognized in the Original Filing for removal of unamortized discounts to the extinguished debt. The restatement has reclassified this amount to additional paid in capital in accordance with the pronouncements listed above. The final result is a $200,000 gain on extinguishment of debt, which represents a write-off of the liability related to the warrants issued with the original debt.

•	Historically, the Company’s preferred stock dividends were directly charged to the accumulated deficit in the same way ordinary dividends are treated. As of June 30, 2006, the Company’s Series D Preferred Stocks (“Series D”) were reclassified out of the stockholder’s equity due to the change in the market condition: the Company’s stock price decreased substantially below the price at which Series D can be converted into the common stock. This made it probable that Series D will be redeemed in cash, which made Series D to have liability characteristics. For this reason, and in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the restatement has reclassified Series D dividends from the accumulated deficit to interest expense. These reclassifications amounted to $254,674 and $509,348, respectively for the three and six months ended December 31, 2006.
Going Concern
     The Company has incurred recurring operating losses since its inception, as of December 31, 2006, had an accumulated deficit of $100,361,320 and, at December 31, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
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

     The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net (loss) income	$(2,395,011)	$2,751,185	$(5,755,999)	$23,140,831
Preferred stock dividends on convertible stock	—	(373,379)	—	(593,558)

Net (loss) income available to common stockholders for basic net (loss) income per share	$(2,395,011)	$2,377,806	$(5,755,999)	$22,547,273
Add back preferred stock dividends on convertible stock	—	373,379	—	593,558
Add back interest expense on convertible debt	—	30,417	—	31,806

Net (loss) income available to common stockholders for diluted net (loss) income per share	$(2,395,011)	$2,781,602	$(5,755,999)	$23,172,637
Weighted average common shares outstanding for basis net (loss) income per share	30,062,671	3,624,747	29,732,998	3,425,127
Impact of dilutive stock options	—	372,408	—	318,975
Impact of dilutive warrants	—	2,853,537	—	4,116,211
Impact of assumed convertible debt conversion	—	1,126,522	—	585,000
Impact of assumed convertible preferred stock conversion	—	18,857,184	—	16,330,011

Total shares for diluted net (loss) income per common share	30,062,671	26,834,398	29,732,998	24,775,324

Basic net (loss) income per common share	$(0.08)	$0.66	$(0.19)	$6.58
Diluted net (loss) income per common share	$(0.08)	$0.10	$(0.19)	$0.94
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
     The Company’s net income would have been decreased for the three months and six months ended December 31, 2005 had compensation costs for the Company’s stock option grants been determined based on the fair value at the date of the grant dates for awards under these plans in accordance with SFAS 123(R). The pro forma amounts have been as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net (loss) income, as reported	$(2,395,011)	$2,751,185	$(5,755,999)	$23,140,831
Add: Stock-based employee compensation expense included in reported net (loss) income	332,262	82,070	666,274	129,570
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(332,262)	(1,163,880)	(666,274)	(1,366,120)
Net (loss) income, pro forma	(2,395,011)	1,669,375	(5,755,999)	21,904,281
Preferred dividends	—	(373,379)		(593,558)
Net (loss) income attributable to common stockholders - pro forma	(2,395,011)	1,295,996	(5,755,999)	21,310,723
Basic net (loss) income per share, as reported	$(0.08)	$0.66	$(0.19)	$6.58
Diluted net (loss) income per share, as reported	$(0.08)	$0.10	$(0.19)	$0.94
Basic net (loss) income per share, pro forma	$(0.08)	$0.36	$(0.19)	$6.23
Diluted net (loss) income per share, pro forma	$(0.08)	$0.05	$(0.19)	$0.86
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
     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 evaluates whether a convertible debt instrument has been modified or extinguished and addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company adopted EITF Issue 06-6, which is reflected in the treatment of the Company’s subordinated notes term modification made in October 2006 (see Note 9).
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
     During the six months ended December 31, 2006, the Company issued 387,451 shares of Common Stock to pay $254,674 of dividends on its Series D Preferred Stock, which covers the dividend period of July 1, 2006 to September 30, 2006. The Series D Preferred Stock dividends for the period on July 1, 2006 were recorded as interest expense reflecting the reclassification of these instruments out of equity.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue	$6,985,216	$6,121,238	$13,846,690	$14,421,399

Net (loss) income (1)	(2,721,447)	1,698,177	(6,113,347)	21,594,331

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Preferred dividends	—	(373,379)	—	(593,558)

(Loss) income attributable to common stockholders	$(2,721,447)	$1,324,798	$(6,113,347)	$21,000,773

(Loss) income per share — basic	$(0.09)	$0.23	$(0.20)	$3.79
(Loss) income per share — diluted	$(0.09)	$0.06	$(0.20)	$0.80

Weighted-average number of common shares — basic	30,172,997	5,743,890	29,963,161	5,544,270
Weighted-average number of common shares — diluted	30,172,997	28,953,841	29,963,161	26,894,467

(1)	Net (loss) income includes fair value gains on warrants of $1,911,881, $7,864,701, $4,580,222, and $31,671,485 for the three months ended December 31, 2006 and 2005, and for the six months ended December 31, 2006 and 2005, respectively.
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
     Under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” if a change involving the same lender, regardless of the legal form, is “substantial,” then for accounting purposes the old debt instrument is considered extinguished, and a new debt instrument should be recorded. The Company determined that the changes in the Conversion Price and Warrant Price extended to the Existing Lenders were substantial. The existing debt was removed in accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The related warrants liability of $200,000 was released as a gain on extinguishment of debt. The unamortized discount of $376,345 was also released to additional paid in capital. The debt with the new Conversion Price was recorded as a new debt. Using Relative Fair Market Value Method, the fair market values of the beneficial conversion feature and the warrants were determined to be $1,248,218 and $160,873, respectively. Both of these amounts will discount the face value of the Subordinated Notes held by the Existing Lenders and will be amortized to interest expense over the remaining life of the this debt, which is thirty-five months. The interest expense from the amortization of the beneficial conversion feature was $93,184 for both the three months and six months ended December 31, 2006. The interest expense from the amortization of the warrant discount was $10,971 for both the three months and six months ended December 31, 2006.
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
     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 evaluates whether a convertible debt instrument has been modified or extinguished and addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company adopted EITF Issue 06-6, which is reflected in the treatment of the Company’s subordinated notes term modification made in October 2006 (see Note 9).
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
Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenue	6,781	100%	2,534	100%	13,268	100%	2,822	100%
Cost of revenue	2,057	30%	785	31%	3,772	28%	849	30%
Gross Profit	4,724	70%	1,750	69%	9,495	72%	1,973	70%
Product development	1,462	22%	767	30%	2,677	20%	853	30%
Sales, marketing and business development	1,158	17%	631	25%	2,179	16%	761	27%
General and administrative	3,533	52%	2,441	96%	7,187	54%	3,075	109%
Gain on extinguishment of debt	200	3%	—	0%	200	2%	—	0%
Fair value gain on warrants	1,912	28%	7,865	310%	4,580	35%	31,671	1122%
Interest expense	3,166	47%	2,196	87%	8,193	62%	4,302	152%
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
Gain on Extinguishment of Debt
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
     Under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” if a change involving the same lender, regardless of the legal form, is “substantial,” then for accounting purposes the old debt instrument is considered extinguished, and a new debt instrument should be recorded. The Company determined that the changes in the Conversion Price and Warrant Price extended to the Existing Lenders were substantial. The existing debt was removed in accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The related warrants liability of $200,000 was released as a gain on extinguishment of debt.
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
Interest Expense
     Interest expense increased by $1 million to $3.2 million for the three months ended December 31, 2006 from $2.2 million for the three months ended December 31, 2005. The increase was primarily due to Fortress and related fees of $635,000, interest expense related to miscellaneous debt of $159,000, beneficial conversion of convertible notes of $166,000 Series D Preferred Stock dividends of $255,000, and amortization of deferred financing cost of $282,000. The increase was partially offset by the decrease in amortization of warrants of $473,000.
     Interest expense increased by $3.9 million to $8.2 million for the six months ended December 31, 2006 from $4.3 million for the six months ended December 31, 2005. The increase was primarily due to the beneficial conversion of convertible notes of $1.7 million, Fortress debt and related fees of $1.9 million, and Series D Preferred Stock dividends of $509,000. The increase was partially offset by the decrease in amortization of warrants of $216,000.
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
     For the six months ended December 31, 2006, cash used in continuing operations was approximately $4.2 million. Our net loss of $6 million was offset by gain on warrants revaluation of $4.6 million, decrease in deferred revenue of $2.2 million, and increase in accounts receivable of $790,000. In addition, components of cash used for operating activities included non-cash interest expense of $5.3 million, depreciation and amortization expense of $847,000, and non-cash compensation expense of $976,000 , and increase in accounts payable and accrued expenses of $2.3 million. The Company acquired cash of $623,000 through the acquisition of Tenebril. The Company also received $6,100,000 for the sale of Gupta, and $1,900,000 from issuances of subordinated notes and short-term loans. $5,140,000 was used to repay the principal portion of the outstanding senior debt. $788,000 was also provided by the discontinued operations of Gupta through November 20, 2006.
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
     The Company has incurred recurring operating losses since its inception, as of December 31, 2006, had an accumulated deficit of $100,361,320, and, at December 31, 2006, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
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

HALO TECHNOLOGY HOLDINGS, INC.

May 21, 2007	By:	/s/ Rodney A. Bienvenu, Jr.

Rodney A. Bienvenu, Jr., Chief Executive Officer & Chairman (as Registrant’s Principal Executive Officer and duly authorized officer)

May 21, 2007	By:	/s/ Susan Florentino

Susan Florentino Vice President, Finance (as Registrant’s Principal Financial Officer)

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