Form 10QSB
period 2007-03-31
Halo Technology Holdings, Inc.
filed 2007-05-21
CIK 1125052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Quarter Ended March 31, 2007
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007, there were 40,312,179 shares of Common Stock, par value $.00001 per share, outstanding.
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
ITEM 1. Financial Statements.

Halo Technology Holdings, Inc.
Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$848,628	$853,901
Marketable securities	—	9,750
Accounts receivable, net of allowance for doubtful accounts of $66,169 and $72,883 respectively	1,748,501	1,602,054
Due from Platinum Equity, LLC	330,000	302,500
Prepaid expenses and other current assets	409,755	298,880
Assets held for sale	22,212,410	40,170,574

Total current assets	25,549,294	43,237,659

Property and equipment, net	490,909	281,689
Deferred financing costs, net	468,417	1,492,096
Intangible assets, net of accumulated amortization of $1,185,822 and $557,636 respectively	5,456,461	5,589,147
Goodwill	15,290,342	9,023,028
Other assets	88,950	79,919

Total assets	$47,344,373	$59,703,538

Liabilities and stockholders’ equity
Current liabilities:
Senior notes payable	$16,636,246	$1,333,126
Note payable to Platinum Equity, LLC	1,750,000	1,750,000
Notes payable	467,569	3,275,000
Accounts payable	1,380,381	930,336
Accrued expenses	5,767,426	4,382,253
Deferred revenue	6,046,749	5,154,191
Due to ISIS	1,243,749	1,243,864
Liabilities of discontinued operations	6,866,969	12,040,172

Total current liabilities	40,159,089	30,108,942

Subordinated notes payable	2,613,517	1,770,833
Senior notes payable	—	20,752,493
Other long term liabilities	758,264	41,798
Series C warrants liabilities	312,606	3,720,893
Senior and Sub warrants liabilities	776,231	1,333,942
Other warrants liabilities	874,590	2,566,319

	March 31, 2007	June 30, 2006
	(unaudited)	(audited)
Total liabilities	45,494,297	60,295,220
Commitments and contingencies	—	—
Mandatory redeemable Series D Preferred Stock: $.00001 par value; 8,863,636 shares authorized, 7,045,454 issued and outstanding (Liquidation value - $7,750,000)	7,750,000	7,750,000

Stockholders’ equity (deficit):
Preferred stock (Canadian subsidiary)	2	2
Shares of Common Stock to be issued for accrued interest on subordinated debt and accrued dividends on Series D Preferred Stock	350,325	41,667
Common stock: $.00001 par value; 150,000,000 shares authorized; 40,372,686 and 26,723,247 shares issued and outstanding, respectively	404	267
Additional paid-in-capital	99,388,210	86,265,258
Treasury stock	(1,250,000)	—
Accumulated other comprehensive loss	(19,430)	(43,528)
Accumulated deficit	(104,369,435)	(94,605,348)

Total stockholders’ equity (deficit)	(5,899,924)	(8,341,682)

Total liabilities and stockholders’ equity (deficit)	$47,344,373	$59,703,538

See accompanying notes to consolidated financial statements.

Halo Technology Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue
Licenses	$896,130	$626,120	$2,173,216	$1,132,330
Services	3,044,250	2,316,158	8,907,601	3,894,979

Total revenues	3,940,380	2,942,278	11,080,817	5,027,309

Cost of revenue
Cost of license	195,905	181,671	528,500	343,335
Cost of services	778,239	619,050	2,051,665	1,078,377

Total cost of revenues	974,144	800,721	2,580,165	1,421,712

Gross Profit	2,966,236	2,141,557	8,500,652	3,605,597
Product development	1,160,290	823,088	2,993,302	1,439,741
Sales, marketing and business development	794,333	699,198	2,222,351	1,410,954
General and administrative	2,383,431	2,532,044	7,631,428	5,209,791
Gain on extinguishment of debt	—	—	(200,000)	—
Late filing penalty	110,000	—	110,000	—

Loss before interest and fair value gain on warrants	(1,481,818)	(1,912,773)	(4,256,429)	(4,454,889)
Fair value gain on warrants	2,954,662	3,181,675	7,534,884	34,853,160
Interest expense and other, net	(2,623,474)	(3,090,521)	(10,819,681)	(7,392,616)

(Loss) income from continuing operations before income taxes	(1,150,630)	(1,821,619)	(7,541,226)	23,005,655
Income taxes	16,537	7,291	32,106	9,993

(Loss) income from continuing operations	(1,167,167)	(1,828,910)	(7,573,332)	22,995,662
(Loss) income from discontinued operations, net of taxes	(2,840,949)	47,656	(2,190,782)	(1,636,089)

Net (loss) income	$(4,008,116)	$(1,781,254)	$(9,764,114)	$21,359,573

Computation of (loss) income applicable to common shareholders
Net (loss) income before preferred dividends	$(4,008,116)	$(1,781,254)	$(9,764,114)	$21,359,573
Preferred dividends	—	(475,604)	—	(1,069,162)

(Loss) income attributable to common stockholders	$(4,008,116)	$(2,256,858)	$(9,764,114)	$20,290,411

Basis (loss) income per share attributable to common stock:
(Loss) income from continuing operations	$(0.03)	$(0.32)	$(0.24)	$4.73
(Loss) income from discontinued operations	$(0.08)	$0.00	$(0.07)	$(0.35)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net (loss) income	$(0.11)	$(0.32)	$(0.31)	$4.38

Diluted (loss) income per share attributable to common stock:
(Loss) income from continuing operations	$(0.03)	$(0.32)	$(0.24)	$0.83
(Loss) income from discontinued operations	$(0.08)	$0.00	$(0.07)	$(0.06)
Net (loss) income	$(0.11)	$(0.32)	$(0.31)	$0.77

Weighted-average number of common shares — basic	34,994,871	7,147,300	31,461,350	4,637,578

Weighted-average number of common shares — diluted	34,994,871	7,147,300	31,461,350	27,860,277
See accompanying notes to consolidated financial statements

Halo Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006

Operating Activities
Net (loss) income	$(9,764,114)	$21,359,573
Loss from discontinued operations	2,190,782	1,636,089

(Loss) income from continuing operations	(7,573,332)	22,995,662

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	793,356	438,739
(Recovery) provision for doubtful accounts	(44,265)	64,220
Gain on extinguishment of debt	(200,000)	—
Fair value gain on warrants revaluation	(7,534,884)	(34,853,160)
Loss on sales of marketable securities	28,429	—
Loss on disposal of property and equipment	177	—
Non cash compensation	1,346,909	676,823
Non cash interest expense	6,730,006	5,123,000
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	288,642	674,191
Prepaid expenses and other current assets	221,081	(246,638)
Accounts payable and accrued expenses	2,067,800	(3,046,912)
Deferred revenue	(432,478)	5,197,320

Net cash used in operating activities of continuing operations	(4,308,559)	(2,976,755)

Investing activities
Purchase of property and equipment	(107,765)	(42,150)
Purchase of marketable securities	—	(40,577)
Tesseract, Process and Affiliates acquisition, net of cash acquired of $632,899	—	(16,048,141)
ECI acquisition, net of cash acquired of $20,871	—	(557,700)
Kenosia acquisition, net of cash acquired of $6,125	—	(507,145)
Cash proceeds from Empagio, Inc. seller	—	36,224
Cash acquired in acquisition of Tenebril, Inc.	622,683	—
Cash acquired in acquisition of RevCast, Inc.	500	—
Cash included on sale of Gupta Technologies, LLC	(1,009)	—
Proceeds from sale of Gupta Technologies, LLC	6,100,000	—
Proceeds from sale of marketable securities	12,149	—
Proceeds from sales of property and equipment	6,301	—

Net cash provided by (used in) investing activities of continuing operations	6,632,859	(17,159,489)

Financing activities
Deferred financing cost in connection with senior notes	—	(1,726,486)

	Nine Months Ended
	March 31,
	2007	2006
Repayment of Fortress debt	(6,473,063)	—
Repayment of subordinated notes	—	(1,500,000)
Repayment of senior notes	—	(6,825,000)
Repayment of promissory notes	(130,000)	(550,000)
Repayment of Bristol technology, Inc. note	—	(500,000)
Repayment of Platinum Equity, LLC notes	—	(1,000,000)
Payments on capital lease obligations	(12,954)	—
Proceeds from senior notes	—	25,000,000
Proceeds from promissory notes	1,900,000	3,775,000

Net cash (used in) provided by financing activities of continuing operations	(4,716,017)	16,673,514

Effects of exchange rates on cash	(7,450)	66,687

Cash flows of discontinued operations
Net cash provided by operating activities	2,533,679	3,643,091
Net cash used in investing activities	(129,014)	(45,135)
Net cash used in financing activities	(10,771)	—
	2,393,894	3,597,956
Net (decrease) increase in cash and cash equivalents	(5,273)	201,913
Cash and cash equivalents—beginning of period	853,901	1,548,013

Cash and cash equivalents—end of period	$848,628	$1,749,926

Supplemental disclosure of cash flow information:
Income tax paid	$46,900	$145,008
Interest paid	$2,164,150	$1,458,993

     Supplemental schedule of non-cash investing and financing activities:
     For the nine months ended March 31, 2006, the Company recorded $1,069,162 of dividends in connection with convertible preferred stocks.
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

Purchase price:
Cash	$1,247,175
Transaction costs	24,750
Note payable	500,000

Total purchase price	1,771,925
Less fair value of:
Assets acquired	(1,611,793)
Liability assumed	429,119

Goodwill	$589,251
     On October 26, 2005, the Company acquired Tesseract Corporation. In connection with this acquisition, the Company gave to Platinum Equity, LLC a Promissory Note and a working capital adjustment for $2,750,000, of which $1,000,000 was paid on March 31, 2006. The Company also issued Series D Preferred Stock of $9,265,908 for this acquisition The following table summarizes the purchase transaction:

Purchase price:
Cash	$3,500,000
Advances to Platinum made prior to September 30, 2005	1,000,000
Promissory Note and Working Capital Adjustment	2,750,000
Series D Preferred Stock	9,265,908
Transaction costs	126,500

Total purchase price	16,642,408
Fair Value of:
Assets acquired	(4,600,356)
Liabilities assumed	2,390,441

Goodwill	$14,432,493
     Also, on October 26, 2005, the Company acquired Process Software, LLC, David Corporation, ProfitKey International, LLC, and Foresight Software, Inc.. The following table summarizes the purchase transaction:

Purchase price:
Cash	$12,000,000
Transaction costs	351,000

Total purchase price	12,351,000
Fair Value of:
Assets acquired	(8,102,073)
Liabilities assumed	4,614,263

Goodwill	$8,863,190

     On January 13, 2006, the Company acquired Empagio, Inc.. In connection with this acquisition, the Company issued 1,438,455 shares of the Company’s common stock valued at $1,869,992. The following table summarizes the purchase transaction:

Purchase price:
1,438,455 Common shares issued	$1,869,992
Cash received from seller	(36,224)
Transaction costs	15,000

Total purchase price	1,848,768
Fair Value of:
Assets acquired	(561,236)
Liabilities assumed	467,041

Goodwill	$1,754,573
     On March 1, 2006, the Company acquired Executive Consultants, Inc.. In connection with this acquisition, the Company issued 330,688 shares of the Company’s common stock valued at $558,863. The following table summarizes the purchase transaction:

Purchase price:
Cash	$578,571
330,688 Common shares issued	558,863
Transaction costs	15,000

Total purchase price	1,152,434
Fair Value of:
Assets acquired	(226,676)
Liabilities assumed	172,730

Goodwill	$1,098,488
     On August 24, 2006, the Company acquired the stock of Tenebril, Inc. (“Tenebril”). In connection with the acquisition of Tenebril, the Company issued a promissory note in the amount of $3,000,000, which was converted into 8,305,334 shares of the Company’s common stock on February 15, 2007 (See Note 4). The Company recorded a total purchase price of $3,639,412, including transaction costs. These transaction costs were paid in promissory notes, which were later paid in cash on February 15, 2007. The following table summarizes the purchase transaction:

Purchase price:
Convertible promissory notes	$3,529,412
Transaction costs	110,000

Total purchase price	3,639,412
Fair value of:
Assets acquired	(1,442,551)
Liabilities assumed	1,260,879

Goodwill	$3,457,740
     On September 15, 2006, the Company acquired RevCast, Inc. (“RevCast”). In connection with the acquisition of RevCast, the Company agreed to issue 350,000 shares of common stock to the sellers. The total purchase price recorded was $248,500 based on the Company’s common stock average price of 2 days prior to and 2 days after the acquisition date (see Note 5). The following table summarizes the purchase transaction:

Purchase price:
Common stock to be issued	$248,500

Total purchase price	248,500
Fair value of:
Assets acquired	(500)
Liabilities assumed	12,715

Goodwill	$260,715

     On November 20, 2006, the Company completed a transaction in which it acquired the NavRisk business and ViaMode product (as described below), sold Gupta and received $6,100,000 in cash. The total purchase price recorded was $2,127,500 (see Note 6). The following table summarizes the purchase transaction:

Purchase price:
Net book value of Gupta	$11,799,904
Loss on Discontinued Operations	(3,599,904)
Cash Received	(6,100,000)
Transaction costs	27,500

Total purchase price	$2,127,500
Fair value of:
Assets acquired	$(482,741)
Liabilities assumed	904,100

Goodwill	$2,548,859
     Effective May 15, 2006, the holders of a majority of the warrants issued to holders of Series C Stock (“Series C Warrants”) pursuant to the Subscription Agreement, dated January 31, 2005, have agreed to amend and exercise their warrants under the cashless exercise provision contained in Section 1(c) of the Warrants, resulting in a net issuance of shares of Common Stock representing 50% of the shares these stockholders would have been otherwise entitled to receive under the Warrants had they paid the full exercise price in cash. During the nine months ended March 31, 2007, the holders of warrants to acquire 182,494 shares of common stock exercised this right and received 91,247 shares of Common Stock under the net exercise provision.
     On July 21, 2006, the Company issued an aggregate of 2,732,392 shares of its common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041 of interest on such amount), and (2) an aggregate of $1,375,000 of convertible promissory notes previously issued by the Company in January 2006 (and $64,444 of interest on such amount).
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
     On October 12, 2006 the Company issued a Note in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement (see Note 10) in exchange for 1,000,000 shares of the Company’s common stock previously held by an investor. The shares bought back are treated as treasury stock and valued at $1,250,000.
     On February 15, 2007, the Company converted promissory notes issued to former Tenebril shareholders and accrued interest, valued at $3,529,412 and $120,313, respectively, into 8,305,334 shares of the Company’s Common Stock (see Note 4).
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
     On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC (together with its subsidiaries, “Gupta”).
     On November 20, 2006, the Company completed the transactions contemplated by that certain Purchase and Exchange Agreement (the “Purchase Agreement”) between the Company and Unify Corporation (“Unify”), as amended by that certain Amendment No. 1 to Purchase and Exchange Agreement (the “Amendment”) dated November 20, 2006. At the Closing of the transactions, Halo sold Gupta to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) $6,100,000 in cash, of which Halo had received $500,000 as a deposit upon the signing of the Purchase Agreement (the “Deposit”), and (iv) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Purchase Agreement, the “Working Capital Adjustment”). No additional amounts were received under the Working Capital Adjustment since the Gupta Net Working Capital did not exceed the NavRisk Net Working Capital.
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
     On January 13, 2006, the Company acquired Empagio, Inc. (“Empagio”). Empagio delivers innovative on-demand human resources information systems through its SymphonyHR platform. SymphonyHR empowers both large and mid-sized organizations to deliver unparalleled HR services to their employees, while decreasing administrative burden. Featuring 100% on-shore service delivery and native web architecture, SymphonyHR is one of the most comprehensive, dependable, and affordable human resources solutions available for automating HR procedures and reducing paperwork, ranging from payroll to benefits administration.
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
     On August 24, 2006, the Company purchased Tenebril. Tenebril is a Boston-based software company providing award-winning Internet and spyware protection to consumers and organizations. Tenebril’s SpyCatcher(TM) Enterprise is a spyware solution that protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine(TM) differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats. Tenebril has products and services which are complementary to those of Process Software, Inc., one of the Company’s existing subsidiaries. Tenebril’s operations have been combined with the operations of Process.
     On September 15, 2006 the Company acquired an Illinois-based software company, RevCast. RevCast provides forecasting and replenishment solutions to some of the largest manufacturers in the world. RevCast’s flagship product, Integrated Merchandising Solution (IMS), is being used today by several manufacturers that work with Wal-Mart and other major retailers, which share direct POS information. Since RevCast’s business is related to that of the Company’s Kenosia subsidiary, these businesses have been combined.
Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2006 filed with the SEC on October 26, 2006.
Going Concern
     The Company has incurred recurring operating losses since its inception. As of March 31, 2007, the Company had an accumulated deficit of $104,369,435 and, at March 31, 2007, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company’s continuation as a going concern is dependant upon selling certain assets as well as receiving additional financing. Given the Company’s current cash position, and its expectations of cash flows from operations, the Company anticipates requiring additional funding of approximately $11 million for the next twelve months. This amount includes the repayment of amounts owed to Fortress Credit Corp. pursuant to Amendment No. 4 as well as the anticipated proceeds to be received pursuant to the sale of Empagio. During the current quarter, pursuant to Amendment No. 3 of the Credit Agreement with Fortress, the Company was to pay principal amounts of $500,000 and $1,000,000 that were originally due on February 28 and March 30, 2007, respectively, $100,000 in amendment fees on March 30, 2007, and $200,000 in reorganization and success fees due on March 30, 2007. In addition, the Company was to pay a principal payment of $833,063 on May 2, 2007. As described below in Note 13 “Subsequent Events,” the Company entered into a further Amendment to the Fortress Credit Agreement. Under this Amendment No. 4, the Company agreed to pay Fortress a total of $13 million from the proceeds of the sale of Empagio. That amount is applied to a new amendment fee of $100,000, and any then outstanding amounts due under the Credit Agreement, with the remainder applied as a prepayment of principal. Provided that the Company complies with Amendment No. 4, any prior events which may have constituted defaults under the Credit Agreement are deemed cured. Pursuant to the Empagio Purchase Agreement described below in Note 13 “Subsequent Events,” the Company anticipates selling Empagio in order to raise working capital as well as pay down part of the outstanding principal owing to Fortress and cure any defaults under the Fortress Credit Agreement. However, a sale of Empagio has not been consummated. The Company also expects to pursue equity or debt financing, and possibly sales of other assets in order to meet these capital needs. There can be no assurance that the Company will be successful in such efforts. In the absence of such further financing, or asset sales, the Company will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.
Note 2. Summary of Significant Accounting Policies
Reclassification.
     As a result of the sale of the Gupta business and the plan to sell the Empagio business (see Note 7), certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Gupta’s and Empagio’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations. Similarly, Gupta’s and Empagio’s assets and liabilities are shown as ‘Assets held for sale’ and ‘liabilities of discontinued operations,’ respectively, on the Consolidated Balance Sheet. Furthermore, Gupta’s and Empagio’s cash flows are shown as ‘Cash flows of discontinued operations on the Consolidated Statements of Cash Flows.
Segment
The Company has reviewed the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” with respect to the criteria necessary to evaluate the number of operating segments that exist. Based on its review, the Company has determined that it operates in one segment.
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

     The Company computed its basic and diluted net income (loss) per common share as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net (loss) income	$(4,008,116)	$(1,781,254)	$(9,764,114)	$21,359,573
Preferred stock dividends on convertible stock	—	(475,604)	—	(1,069,162)

Net (loss) income available to common stockholders for basic net (loss) income per share	$(4,008,116)	$(2,256,858)	$(9,764,114)	$20,290,411
Add back preferred stock dividends on convertible stock	—	—	—	1,069,162
Add back interest expense on convertible debt	—	—	—	107,375

Net (loss) income available to common stockholders for diluted net (loss) income per share	$(4,008,116)	$(2,256,858)	$(9,764,114)	$21,466,948
Weighted average common shares outstanding for basis net (loss) income per share	34,994,871	7,147,300	31,461,350	4,637,578
Impact of dilutive stock options	—	—	—	499,264
Impact of dilutive warrants	—	—	—	4,331,657
Impact of assumed convertible debt conversion	—	—	—	1,017,810
Impact of assumed convertible preferred stock conversion	—	—	—	17,373,968

Total shares for diluted net (loss) income per common share	34,994,871	7,147,300	31,461,350	27,860,277

Basic net (loss) income per common share	$(0.11)	$(0.32)	$(0.31)	$4.38
Diluted net (loss) income per common share	$(0.11)	$(0.32)	$(0.31)	$0.77
     The dilutive effect of preferred stock, warrants, and options convertible into an aggregate of approximately 27,291,000 common shares as of March 31, 2007, are not included as the inclusion of such would be anti-dilutive for the three months and nine months ended March 31, 2007.
     For the nine months ended March 31, 2006, warrants to purchase 169,576 common shares and stock options to purchase 38,800 common shares, were not included in the diluted earnings per share computation as the exercise prices were above the average market price. Additionally, 1,376,828 stock options to purchase common stock were excluded from the diluted earnings per share computation as they are only exercisable if certain contingencies are met. The dilutive effect of preferred stock, warrants and options convertible into an aggregate of approximately 46,953,305 shares for the three months ended March 31, 2006 are not included as the inclusion of such would be anti-dilutive for all periods presented.
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
     The Company’s net income would have been decreased for the nine months ended March 31, 2006 had compensation costs for the Company’s stock option grants been determined based on the fair value at the date of the grant dates for awards under these plans in accordance with SFAS 123(R). The net loss for the three months ended March 31, 2006 would have no effect since SFAS 123(R) was in effect for the whole period. The pro forma amounts have been as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net (loss) income, as reported	$(4,008,116)	$(1,781,254)	$(9,764,114)	$21,359,573
Add: Stock-based employee compensation expense included in reported net (loss) income	285,589	331,772	951,863	461,342
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(285,589)	(331,772)	(951,863)	(1,667,892)

Net (loss) income, pro forma	(4,008,116)	(1,781,254)	(9,764,114)	20,153,023
Preferred dividends	—	(475,604)	—	(1,069,162)

Net (loss) income attributable to common stockholders - pro forma	(4,008,116)	(2,256,858)	(9,764,114)	19,083,861

Basic net (loss) income per share, as reported	$(0.11)	$(0.32)	$(0.31)	$4.38
Diluted net (loss) income per share, as reported	$(0.11)	$(0.32)	$(0.31)	$0.77

Basic net (loss) income per share, pro forma	$(0.11)	$(0.32)	$(0.31)	$4.12
Diluted net (loss) income per share, pro forma	$(0.11)	$(0.32)	$(0.31)	$0.68
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
     The company used the following weighted-average assumptions in the three months and nine months ended March 31, 2007 and 2006:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Expected volatility	161.39%	160.88%	161.23%	160.72%
Expected dividend yield	—%	—%	—%	—%
Expected risk-free interest rate	4.18%	4.12%	4.13%	4.20%
Expected term of options	3.6 years	4 years	3.7 years	4 years
Maximum contractual term	6.4 years	7 years	6.8 years	7 years
Range of estimated forfeitures	—%	—%	—%	—%
     SFAS 123(R) also requires allocating the stock compensation expense to functions of employees who received these options. Below are the stock compensation expenses included in each line of Consolidated Statements of Operations:

	Three Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2007
Sales, marketing, and business development	$40,361	$121,151
General and administrative	245,228	830,712

Total stock-based compensation expense	$285,589	$951,863
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. For the Company, SFAS No. 123 (R) is effective as of January 1, 2006. The Company did not apply this method to prior periods. The impact on this new standard, if it had been in effect prior to January 1, 2006 is disclosed above in Note 2 — “Summary of Significant Accounting Policies— Stock Based Compensation”.
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
     In June 2006, the FASB issued Interpretation No 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2006. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the effect, if any, of FIN 48 on its financial statements.
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
     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 evaluates whether a convertible debt instrument has been modified or extinguished and addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company adopted EITF Issue 06-6, which is reflected in the treatment of the Company’s subordinated notes term modification made in October 2006 (see Note 10).
     In November 2006, the FASB ratified EITF issue No. 06-7, “Issuer’s Accounting for a Previously bifurcated Conversion Option in a Convertible Debt Instrument: When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133,

Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, of SFAS 159 on its financial statements.
Note 3. Stockholders’ Equity
Common and Preferred Stock
     On July 21, 2006, the Company issued an aggregate of 2,732,392 shares of its common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041.67 of interest on such amount) as described in the Company’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 of convertible promissory notes previously issued by the Company in January 2006 (and $64,444 of interest on such amount) as described in the Company’s Current Report on Form 8-K filed February 2, 2006. The conversion price was $1.25. Because there was a difference between the conversion price and the fair market value of the converted securities, the Company recognized $1,522,310 of interest expense for the nine months ended March 31, 2007 as a beneficial conversion related to these issuances.
     On July 28, 2006, the Company issued an aggregate of 133,075 shares of its common stock for advisory fees and finders fees related to the raising of capital the Company has received in the past. The number of shares was calculated by dividing the total fees by the conversion price of $1.25. Because there was a difference between the conversion price and the fair market value of the converted fees, the Company recognized $28,779 of interest expense for the nine months ended March 31, 2007 as a beneficial conversion related to these issuances.
     On August 10, 2006, the Company issued an aggregate of 496,000 shares of Common Stock for one year of general financial advisory services commencing on the same date. The Company recorded $342,240 for this issuance as a prepaid expense, which will be amortized over the term of the service. For the three months and nine months ended March 31, 2007, $85,563 and $218,656, respectively, were amortized and charged to expense.
     On August 22 and September 14, 2006, an aggregate of 155,000 shares of the Company’s Common Stock were issued for general consulting services performed. The Company recorded $82,300 for this issuance as an expense.
     Effective May 15, 2006, the holders of a majority of the warrants issued to holders of Series C Stock (“Series C Warrants”) pursuant to the Subscription Agreement, dated January 31, 2005, have agreed to amend and exercise their Series C Warrants under the cashless exercise provision contained in Section 1(c) of the Series C Warrants, resulting in a net issuance of shares of Common Stock representing 50% of the shares these stockholders would have been otherwise entitled to receive under the Series C Warrants had they paid the full exercise price in cash. During the nine months ended March 31, 2007, the holders of Series D Warrants to acquire 182,494 shares of common stock exercised this right and received 91,247 shares of Common Stock under the net exercise provision

(for additional information, see under “Warrants” below). No additional beneficial conversion was recorded as part of the reduction of the conversion price as all the proceeds were originally allocated to the Series C Warrants.
     On October 12, 2006, the Company issued $1,250,000 convertible notes in exchange for 1,000,000 shares of the Company’s common stock (see Note 10). These shares are treated as treasury stock, and are shown as a separate line item in the stockholder’s equity on the Company’s balance sheet.
     On October 30, 2006, the Company issued 350,000 shares of the Company’s Common Stock as consideration for the acquisition of RevCast, Inc. at a fair value of $248,500 (see Note 5).
     On February 15, 2007, the Company converted promissory notes issued to former Tenebril shareholders and accrued interest, valued at $3,529,412 and $120,313, respectively, into 8,305,334 shares of the Company’s Common Stock (see Note 4).
     During the nine months ended March 31, 2007, the Company issued 506,856 shares of Common Stock to pay $256,252 of interest on its subordinated notes.
     During the nine months ended March 31, 2007, the Company issued 879,535 shares of Common Stock to pay $509,348 of dividends on its Series D Preferred Stock, which covers the dividend period of October 1, 2006 to December 31, 2006. The Series D Preferred Stock dividends for the periods starting on July 1, 2006 were recorded as interest expense reflecting the reclassification of these instruments out of equity.
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
     As of March 31, 2007, the employees and directors of the Company hold an aggregate of 3,017,500 options outstanding under the 2005 Plan. For the three months and nine months ended March 31, 2007, the Company recognized $167,595 and $597,881, respectively, in compensation expense related to these 2005 Plan options. There were also 570,077 options outstanding from previous plans. For the three months and nine months ended March 31, 2007, the Company recognized $117,994 and $353,982, respectively, in compensation expense related to these previous plan options. No stock option has been granted under the 2006 Plan.
     There was no issuance of stock options during the nine months ended March 31, 2007.
Warrants
     In connection with the July 21, 2006 debt conversion into 2,732,392 shares of common stock described in “Common Stock,” the investors also received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share and are exercisable over a five-year term, and include a cashless exercise feature. Of the total $3,415,486 proceeds and accrued interest of the original debt, $1,151,052 was allocated to these warrants. The Company recognized this amount on the conversion, and expensed it as interest expense for the nine months ended March 31, 2007.
     In connection with the July 28, 2006 issuance of 133,075 shares of common stocks described in “Common Stock,” the Company issued warrants to acquire an aggregate of 99,807 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share and are exercisable over a five-year term, and include a cashless exercise feature. Of the total $166,343 proceeds and accrued interest of the original debt, $68,689 was allocated to these warrants. The Company recognized this amount on the conversion, and expensed it as interest expense. This expense was included in the nine months ended March 31, 2007.
     In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company treats warrants with a cashless exercise feature as a derivative. In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The Company grouped series of warrants that are treated as derivative into three categories: 1) warrants to acquire common stock issued in connection with the Series C preferred stock issued by the Company between March and June 2005 (“Series C Warrants”), 2) warrants to acquire common stock issued in connection with senior and subordinated debt issued by the Company in January 2005 (“Senior and Sub Warrants”), 3) warrants to acquire common stock issued under Fortress Credit Agreement (see Note 9) (“Fortress Warrants”), 4) warrants to acquire common stock issued under Subscription Agreement described in Note 10 (“Vision Warrants”), and 5) Other warrants to acquire common stock issued to other investors in various time periods. The following is the summary of the outstanding warrants in each category as of and for the periods ended March 31, 2007:

		(Gain) Loss on	(Gain) Loss on
	Liability	Warrants Liability	Warrants Liability	Interest Expense	Interest Expense
	as of	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	3/31/2007	3/31/2007	3/31/2007	3/31/2007	3/31/2007
Series C Warrants	$312,606	$(833,617)	$(3,335,115)	$—	$—
Senior and Sub Warrants	202,701	(354,252)	(1,092,114)	97,530	461,325
Fortress Warrants	613,434	(632,766)	(1,540,159)	331,515	768,015
Vision Warrants	573,530	(617,648)	(142,156)	59,640	111,584
Other Warrants	261,156	(516,379)	(1,425,340)	—	1,273,771

Total warrants	$1,963,427	$(2,954,662)	$(7,534,884)	$488,685	$2,614,695

Note 4. Acquisition of Tenebril, Inc.
     On August 24, 2006, the Company completed a purchase of Tenebril, Inc. (“Tenebril”), a privately held Boston based software company providing award-winning Internet and spyware protection to consumers and organizations. The company’s SpyCatcher™ Enterprise protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine™ differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats.
     Under the terms of the purchase agreement, Tenebril was merged with and into a wholly owned subsidiary of the Company formed for the purpose of the acquisition (the “Merger”) with Tenebril surviving as a wholly-owned subsidiary of the Company. At the effective time of the Merger, the shares of Tenebril’s capital stock issued and outstanding immediately prior to the effective time were converted into promissory notes issued by the Company (each, a “Promissory Note” and collectively, the “Promissory Notes”). The aggregate original principal amount of all Promissory Notes issued by the Company was $3,000,000.
     The Promissory Notes were due February 15, 2007, and accrued interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company’s option, the Company could convert some or the entire amount due under the Promissory Notes into shares of Common Stock of the Company. The number of shares issued upon conversion is the total amount being converted divided by the Conversion Price then in effect. The Conversion Price is 85% of the Market Price as defined in the Promissory Notes. On February 15, 2007, the Company converted the Promissory Notes into 8,305,334 shares of the common stock in payment thereof.
     At the Closing, the Company also delivered to a certain broker a promissory note (the “Target Broker Promissory Note”). The Target Broker Promissory Note was in the original principal amount of $110,000, plus applicable interest, and was due on February 15, 2007. On February 15, 2007, the $110,000 note plus the accrued interest of $4,411 was paid in cash.
     The Company recorded a total purchase price of $3,639,412, which is calculated by dividing the principal amount of the notes of $3,000,000 by 85% and adding the $110,000 of the Target Broker Promissory Note as a transaction cost.
     The purchase of Tenebril resulted in approximately $3,458,000 of goodwill. The Company agreed to a transaction that resulted in a significant amount of goodwill for a number of reasons including: Tenebril’s market position and brand; Tenebril’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which Tenebril operates. Tenebril was acquired with the plan of merging Tenebril into Process Software, Inc, one of the Company’s existing subsidiaries, with complementary products and services. The predominant portion of the consideration paid for Tenebril was based on the expected financial performance of Tenebril and the combined business after the merger. The tax deductibility of the acquired goodwill is to be determined.
     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Cash	$622,683
Accounts receivable	195,289
Prepaids and other assets	165,964
Property and equipment	218,615
Intangibles	240,000
Goodwill	3,457,740
Accounts payable and accrued expenses	(873,427)
Deferred revenue	(330,630)
Long-term liabilities	(56,822)

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

$248,500

     The Company’s results include operations of RevCast since September 16, 2006.
Note 6. Purchase and Exchange Agreement with Unify
     On November 20, 2006, the Company completed the transactions contemplated by that certain Purchase and Exchange Agreement (the “Purchase Agreement”) between the Company and Unify Corporation (“Unify”), as amended by that certain Amendment No. 1 to Purchase and Exchange Agreement (the “Amendment”) dated November 20, 2006. At the Closing of the transactions, Halo sold its Gupta Technologies, LLC subsidiary (“Gupta”) to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business” or “NavRisk”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product” or “ViaMode”), (iii) $6,100,000 in cash, of which Halo had received $500,000 as a deposit upon the signing of the Purchase Agreement (the “Deposit”), and (iv) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (as such terms are defined in the Purchase Agreement, the “Working Capital Adjustment”). No additional amounts were received under the Working Capital Adjustment since the Gupta Net Working Capital did not exceed the NavRisk Net Working Capital.
     The Company has obtained a formal valuation from a third-party valuation firm. The NavRisk Business and ViaMode Product were valued at $2,100,000. The total purchase price has been determined to be $2,127,500, including the transaction costs.
     The Company has recorded a loss on discontinued operations (See Note 7) of $3,599,904, resulting from the disposal of the Gupta subsidiary. This amount was calculated by deducting the purchase price of NavRisk and ViaMode, $2,127,500 and the cash consideration, $6,100,000 from the net book value of Gupta, $11,799,904.
     The purchase price resulted in approximately $2,549,000 of goodwill. The Company agreed to this transaction which resulted in a significant amount of goodwill for a number of reasons including: NavRisk’s market position and brand; NavRisk’s business model which complements the business models of certain of the Company’s other businesses; and growth opportunities in the markets in which NavRisk operates. The NavRisk business was acquired with the plan of integrating it into the Company’s David Corporation subsidiary since the businesses are related. The predominant portion of the consideration paid was based on the expected financial performance of the NavRisk business and the combined business after the integration. The tax deductibility of the acquired goodwill is to be determined.

     The preliminary purchase price allocation, which is subject to adjustment, is as follows:

Accounts receivable	$207,221
Property and equipment	20,020
Intangibles	255,500
Goodwill	2,548,859
Accounts payable and accrued expenses	(169,027)
Deferred revenue	(221,027)
Long-term liabilities	(514,046)

$2,127,500

     The Company’s results include operations of NavRisk business since November 21, 2006.
Note 7. Discontinued Operations
     Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Gupta’s assets and liabilities were shown as ‘Assets held for sale’ and ‘Liabilities of discontinued operations,’ respectively, on the Company’s Consolidated Balance Sheet as of June 30, 2006. Since the sale of Gupta was completed on November 20, 2006, these assets and liabilities were removed and are not included on the Company’s Consolidated Balance Sheet as of March 31, 2007. Gupta’s results of operations up to November 20, 2006 are shown as ‘Income (loss) from discontinued operations’ on the Consolidated Statements of Operations.
     During the quarter ended March 31, 2007, the Company committed to a plan to sell Empagio, Inc. In accordance with SFAS 144, Empagio’s assets and liabilities have been reclassified to “Assets held for sale” and “Liabilities of discontinued operations” for all the periods presented. Similarly, Empagio’s results of operations have been reclassified to “Income (loss) from discontinued operations” for all the periods presented.
Assets and liabilities of the discontinued operations related to Gupta and Empagio are comprised of the following:

	March 31, 2007	June 30, 2006
Assets held for sale:
Accounts receivable	$842,270	$2,484,718
Property and equipment, net	241,739	151,220
Intangible assets, net	3,749,311	17,954,961
Goodwill	17,285,554	19,115,368
Other assets	93,536	464,307

Total assets held for sale	$22,212,410	$40,170,574

Liabilities of discontinued operations
Accounts payable	$655,193	$1,325,359
Accrued expenses	820,712	1,499,237
Capital lease obligations	86,265	—
Deferred revenue	5,304,799	9,170,841
Other liabilities	—	44,735

Total liabilities	$6,866,969	$12,040,172

Condensed financial information related to these discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Total revenues	$3,366,751	$5,265,263	$13,882,295	$11,759,274
(Loss) income before taxes	(2,840,213)	125,663	(2,093,175)	(1,474,296)
Income taxes	736	78,007	97,607	161,793

Net (loss) income from discontinued operations	$(2,840,949)	$47,656	$(2,190,782)	$(1,636,089)

Note 8. Unaudited Pro Forma Financial Information
     The following unaudited pro forma financial information includes David, Profitkey, Process, Tenebril, RevCast, and NavRisk, and excludes Gupta and Empagio. The pro forma consolidated operations of the Company for the three months ended March 31, 2007 and 2006, and nine months ended March 31, 2007 and 2006 assume that the acquisitions and sales had occurred as of January 1, 2007, January 1, 2006, July 1, 2006, and July 1, 2005, respectively. This financial information is provided for informational purposes only and should not be construed to be indicative of the Company’s consolidated results of operations had the acquisitions of David, ProfitKey, Process, Empagio, Tenebril, RevCast, and NavRisk, and the sale of Gupta and Empagio been consummated on the dates assumed and does not project the Company’s results of operations for any future period:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$3,940,382	$4,216,590	$12,004,661	$12,966,493

Net (loss) income (1)	(1,696,078)	(3,112,050)	(8,204,176)	16,934,003
Preferred dividends	—	(475,604)	—	(1,069,162)

(Loss) income attributable to common stockholders	$(1,696,078)	$(3,587,654)	$(8,204,176)	$15,864,841

(Loss) income per share – basic	$(0.04)	$(0.23)	$(0.21)	$1.19
(Loss) income per share – diluted	$(0.04)	$(0.23)	$(0.21)	$0.47

Weighted-average number of common shares — basic	39,147,538	15,802,634	38,557,231	13,292,912
Weighted-average number of common shares — diluted	39,147,538	15,802,634	38,557,231	36,515,611

(1)	Net (loss) income includes fair value gains on warrants of $2,954,662, $3,181,675, $7,534,884, and $34,853,160 for the three months ended March 31, 2007 and 2006, and for the nine months ended March 31, 2007 and 2006, respectively.
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

•	The maximum amount of loans under Tranche C of the credit facility is $25,000,000. Amounts borrowed under Tranche C may be used only to partially fund the acquisition by the Company of one or more publicly-traded companies, the acquisition costs related thereto, and other costs and expenses incurred in connection with the Credit Agreement and to finance an agreed amount of working capital for the companies being acquired. As described below in Note 13 “Subsequent Events,” the Company entered into Amendment 4, where Tranche C is no longer available to the Company and has been cancelled.

•	The Company has borrowed $10,000,000 under Tranche A of the credit facility to pay-off its existing senior indebtedness, in the aggregate principal amount of $6,825,000, plus accrued interest thereon, as well as certain existing subordinated indebtedness, in the aggregate principal amount of $1,500,000. In addition, amounts borrowed under this Tranche A were used to pay certain closing costs, including the Lender’s legal fees, commitment fees, and other costs and expenses under the Credit Agreement amounting to $1,431,393. In addition, the Company paid $295,094 in consulting and other fees in connection with the credit facility and in connection with the Tranche B described below. These closing costs have been deferred, and will be amortized over 4 years. For the three months and nine months ended March 31, 2007, $423,966 and $898,380, respectively, were amortized. The remaining funds of $664,003 were used for working capital needs.

•	The obligation to repay the $10,000,000 principal amount borrowed at the closing, along with interest as described below, is further evidenced by the Note.

•	The rate of interest (the “Interest Rate”) payable on the Loan for each calendar month (an “Interest Period”) is a floating percentage rate per annum equal to the sum of the “LIBOR” for that period plus the “Margin”. For these purposes, LIBOR means for any Interest Period the rate offered in the London interbank market for U.S. Dollar deposits for the relevant Interest Period; provided, however, that for purposes of calculating the Interest Rate, LIBOR shall at no time be less than a rate equal to 2.65%. For these purposes, “Margin” means 9% per annum. Interest is due and payable monthly in arrears. The Interest Rate as of March 31, 2007 was 14.32%. Of this Interest Rate, 10.32% is paid in cash monthly, and 4% is paid in kind as described below.

•	Provided there has been no event of default under the Loan, an amount of interest equal to 4% per annum that would otherwise be paid in cash instead may be paid in kind (“PIK”) by such amount being added to the principal balance of the Loan on the last day of each month. Such PIK amount will then accrue interest and be due and payable on the same terms and conditions as the Loan. The Company may, at its option, elect to terminate the PIK interest arrangement and instead pay such amount in cash. As of March 31, 2007, the Company has accrued and expensed $1,495,671 in relation to the PIK interest.

•	If any sum due and payable under the credit facility is not paid on the due date therefore, the Company shall be liable to pay interest on such overdue amount at a rate equal to the then current Interest Rate plus 3% per annum.

•	The Credit Agreement contains certain financial covenants usual and customary for facilities and transactions of this type. These financial covenants include Total Debt to EBITDA, Cash Interest Coverage Ratio, and Fixed Charge Covenant Ratio as defined. In the event the Company completes further acquisitions, the Company and the Agent and lenders will agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. On October 12, 2006 Company entered into Amendment Agreement No. 2 (“Amendment No. 2”) Pursuant to this Amendment No. 2, certain financial covenants were amended or replaced to reflect the changes to the Company’s current consolidated assets, liabilities, and expected results of operations. The Company anticipates that due to recent transactions, certain of the covenants under the Credit Agreement may have to be further modified in the future in order for the Company to continue to comply for future periods. The Company has engaged in discussions with Fortress, and anticipates negotiating appropriate modifications to the covenants to reflect these changes in the Company’s business as they occur. In the event the Company completes further acquisitions, the Company and the Lenders will be required to agree upon modifications to the financial covenants to reflect the changes to the Company’s consolidated assets, liabilities, and expected results of operations in amounts to be mutually agreed to by the parties. If the Company were to fail to comply with the financial covenants under the Credit Agreement and the Lenders failed to agree to amend or waive compliance with the covenants that Halo did not meet, Halo would be in default under the Credit Agreement. Any default under the Credit Agreement would result in a default under most or all of Halo’s other financing arrangements. The Lenders could foreclose on all of Halo’s assets, including the stock in its subsidiaries, and could cause Halo to cease operating. As described below in Note 13 “Subsequent Events,” the Company entered into Amendment 4, which terminated all the financial covenants.

•	The Company’s obligations are guaranteed by the direct and indirect subsidiaries of the Company. The amendment agreements described below added Tesseract, Process Software, LLC, David Corporation, Profitkey International, LLC, Empagio, Inc, Tenebril, Inc, RevCast, LLC, and NavRisk to this guarantee. The amendments also removed Gupta Technologies, LLC and Foresight Software, Inc since these companies have been sold.

•	The Company and its subsidiaries granted first priority security interests in their assets, and pledged the stock or equity interests in their respective subsidiaries, to the Agent as security for the financial obligations under the Credit Agreement and the Financing Documents. In addition, the Company has undertaken to complete certain matters, including the delivery of stock certificates in subsidiaries, and the completion of financing statements perfecting the security interests granted under the applicable state or foreign jurisdictions concerning the security interests and rights granted to the Lenders and the Agent.

•	Under the Intercreditor Agreement, the holders of the Company’s outstanding subordinated notes which were issued pursuant to that certain Subordinated Note and Warrant Purchase Agreement dated January 31, 2005, agreed to subordinate the payment terms and security interests of the subordinated notes to the payment terms and security interests of the senior lenders under the Credit Agreement.

•	Pursuant to the Warrant Agreement, the Company agreed to issue warrants to acquire up to an aggregate of 7% of the fully diluted stock of the Company (as of the date of the Warrant Agreement) if the Lenders make all the advances under the total commitments of the credit facility. All warrants will have an exercise price of $0.01 per share. The exercise price and number of shares issuable upon exercise of each warrant are subject to adjustment as provided in the Warrant Agreement, including weighted average anti-dilution protection. • Warrants to acquire an aggregate of 5% of the fully diluted stock of the Company (2,109,042 shares of Common Stock, par value $.00001 per share) are issuable upon the Company receiving advances under Tranche A or B of the credit facility (“Tranche A/B Available Shares”) in proportion to the amount of the advance compared with the total $25,000,000 in commitments under Tranche A and B.

•	Since the Company borrowed $10,000,000 under Tranche A at the closing, warrants to acquire 40% of the Available Tranche A/B Shares (843,617 shares of the Company’s Common Stock) were issued at closing to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. As further advances are made to the Company under Tranche B, the Company will issue additional warrants in proportion to the advances received. Additionally, if the unused total commitments attributable to Tranche A and Tranche B are cancelled in accordance with the Credit Agreement, warrants shall be used for the number of shares based on the Pro Rata Portion of the Total Commitments attributable to Tranche A or Tranche B which are cancelled. The proceeds from the Tranche A were allocated to the fair value of the warrants and Tranche A. Based on the fair market value, $1,599,615 was allocated to the warrants and the remainder of $8,400,385 was allocated to Tranche A. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche A will be amortized over 48 months. For the three months and nine months ended March 31, 2007, $213,239 and $688,864, respectively, were amortized and charged to interest expense.

•	On October 26, 2005, in connection with the acquisition of Tesseract, Process and Affiliates, the Company entered into Amendment Agreement No. 1 (“Amendment No. 1”) between the Company, Fortress Credit Opportunities I LP (“Lender”) and Fortress Credit Corp., as Agent (the “Agent”) relating to the Credit Agreement dated August 2, 2005 between the Company, Fortress Credit Corp., as original lender (together with any additional lenders, the “Original Lenders”), and the Agent. Pursuant to this Amendment No. 1, the Lender made a loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement.

•	Since the Company borrowed $15,000,000 under Tranche B on October 26, 2005, warrants to acquire 60% of the Available Tranche A/B Shares (1,265,425 shares of the Company’s Common Stock) were issued to the Lenders. The warrants have an exercise price of $.01 per share, have a cashless exercise feature, and are exercisable until December 10, 2010. Based on the fair market value, $1,892,415 was allocated to the warrants and the remainder of $13,107,585 was allocated to Tranche B. The fair value of the warrants was determined by utilizing Black-Scholes method. The discount to Tranche B will be amortized over 45 months. For the three months and nine months ended March 31, 2007, $118,275 and $354,825, respectively, were amortized and charged to interest expense.

•	Warrants to acquire an aggregate of 2% of the fully diluted stock of the Company (843,617 shares of Common Stock) are issuable upon the Company receiving advances under Tranche C of the credit facility (“Tranche C Available Shares”) in proportion to the amount of the Tranche C advance compared with the total $25,000,000 in commitments under Tranche C.

•	On October 12, 2006, the Company entered into Amendment Agreement No. 2 (“Amendment No. 2”). Pursuant to this Amendment No. 2, certain covenants were amended. The covenants amended related to the financial ratios between the earnings of the Company’s operating subsidiaries and the Company’s debt, to reflect the changes to the Company since the first amendment to the Credit Agreement, in October of 2005, primarily due to the addition of Empagio, Tenebril and RevCast as subsidiaries of the Company, the sale of Foresight and the then anticipated sale of Gupta. As described below in Note 13 “Subsequent Events,” the Company entered into Amendment 4, which terminated all the financial covenants.

•	On November 20, 2006, the Company entered into Amendment Agreement No. 3 (“Amendment No. 3”). Pursuant to the Amendment No. 3, (i) the Company paid, as a partial prepayment of the Loan, $4,600,000 simultaneously with the closing of the sale of Gupta, and (ii) the Company agreed to pay, as partial prepayments of the Loan, $2,000,000 payable in three installments, with the first installment of $500,000 payable on January 31, 2007, the second installment of $500,000 payable on February 28, 2007 and the third installment of $1,000,000 payable on March 30, 2007. The Company also paid Fortress an amount equal to $500,000 simultaneously with the closing of the sale of Gupta, $270,000 of which was applied towards the November 2nd principal payment due under the Loan, $100,000 of which was applied towards the Outstanding Amendment Fee (due pursuant to the prior Amendment No. 2 of the Credit Agreement) and $130,000 of which shall be applied (i) as a credit against future payment of accrued interest by the Company under the Credit Agreement, and (ii) towards the payment of Fortress’s legal fees relating to the Amendment No. 3. Further, the Company agreed to pay Fortress a reorganization success fee of $200,000 no later than March 30, 2007, and an amendment fee of $300,000 as consideration for entering into the Amendment Agreement. Fortress also agreed to release Gupta from its obligations under the Credit Agreement and related agreements, and to release its liens on Gupta’s assets.

•	Pursuant to Amendment No. 3, the Company was to pay principal repayments of $500,000 and $1,000,000 that were due on February 28 and March 30, 2007, respectively, $100,000 in amendment fees due on March 30, 2007, and $200,000 in reorganization and success fees due on March 30, 2007. In addition, the Company was to pay a principal payment of $833,063 on May 2, 2007. As described below in Note 13 “Subsequent Events,” the Company entered into a further Amendment to the Fortress Credit Agreement. Under this Amendment 4, the Company agreed to pay Fortress a total of $13 million from the proceeds of the sale of Empagio. That amount is applied to a new amendment fee of $100,000, and any then outstanding amounts due under the Credit Agreement, with the remainder applied as a prepayment of principal. Provided that the Company complies with Amendment 4, any prior events which may have constituted defaults under the Credit Agreement are deemed cured. Under Amendment 4, the Company and Fortress agreed to change the maturity date of the loan under the Credit Agreement from August 2, 2009 to September 28, 2007. As a result, the entire balance of this loan has been classified as a current liability.
Note 10. Subordinated Notes Payable and Extinguishment of Debt
     On October 12, 2006, the Company entered into that certain Subscription Agreement (the “Subscription Agreement”) for the sale of certain convertible promissory notes (each a “Note” and collectively, the “Notes”) and warrants (the “Warrants”) to acquire common stock in the Company. In connection with these transactions, the Company and the investors entered into certain subordination agreements concerning the priority of the Company’s debt, and certain ancillary agreements, which are all described below.
     The Company sold Notes in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) under the Subscription Agreement. The Company received $1,500,000 in cash from the Investor. The Notes are convertible into common stock at any time at the option of the holder. The maturity date of the Notes is three years after the date of issuance. In the event that the Notes are not converted by the maturity dates of the Notes, any principal outstanding will then be due and payable. Interest on outstanding principal amounts accrues at the rate of ten percent (10%) per annum and is payable in shares of the Company’s common stock. The Company may prepay the amount due under the Notes at any time, provided that the Company makes a proportional prepayment on any other Notes sold under the Subscription Agreement. If the holder of the Notes elects to convert the Note into common stock, the holder will receive a number of shares equal to the amount of principal being converted, divided by the conversion price, which is $0.68, subject to change as provided in the Note.

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
     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” EITF 00-27 “Application of Issue No. 98-4 to Certain Convertible Instruments,” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” the Company determined the value of the beneficial conversion feature of this convertible Note because the conversion price was lower than the market price of the Company’s common stock on the issuance date. In order to determine the proceeds to allocate to this feature, this fair market value was prorated with the fair market value of the Warrants (as determined by Black-Scholes method), and further capped by the total proceeds (“Relative Fair Market Value Method”). The proceeds allocated to the beneficial conversion feature and the Warrants were $784,314 and $715,686, respectively. Both of these amounts will discount the face value of the note and will be amortized to interest expense over the life of the Note, which is thirty-six months. The interest expense from the amortization of the beneficial conversion feature was $65,361 and $122,288, respectively for the three months and nine months ended March 31, 2007. The interest expense from the amortization of the Warrant discount was $59,640 and $111,584, respectively for the three months and nine months ended March 31, 2007.
     In addition, the Company issued a Note in the aggregate principal amount of One Million Two Hundred Fifty Thousand Dollars ($1,250,000) under the Subscription Agreement in exchange for 1,000,000 shares of the Company’s common stock previously held by the investor. This Note has the same terms as the $1,500,000 Note described above, except that the Company did not issue Warrants in connection with this Note. The shares bought back are treated as treasury stock and valued at $1,250,000. The beneficial conversion feature of the Note was determined to be $220,589, which will also be amortized to interest expense over thirty-six months. The interest expense was $18,381 and $34,391, respectively for the three months and nine months ended March 31, 2007.
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“ Regulation D “) under the Securities Act of 1933, as amended.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “Registerable Shares ”) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. Since the registration statement covering the Registerable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement (unless the Investors waive such penalties). $110,000 representing 4% of the principal have been accrued and expensed for this penalty as of March 31, 2007. Additional $55,000, or 2%, will be accrued every 30 days thereafter up to $275,000, or 10% until the registration statement is filed and declared effective. The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
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

     Under the Vision Agreement, the Company agreed to reduce its parent company overhead by a minimum of 25% within six (6) months of the Closing and represented that it shall use at least $5 million of the estimated $6 million in proceeds from the sale of its Gupta subsidiary to reduce the amount of its indebtedness to Fortress Credit Corp. The Company has taken measures to reduce parent company overhead costs, and has met the first requirement under the Vision Agreement. The Company paid $4.6 million to Fortress at the closing of the Gupta sale, and has paid an additional $500,000 on January 31, 2007; accordingly, the Company has fulfilled the second requirement of the Vision Agreement.
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
     Under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” EITF 05-7 “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments,” if a change involving the same lender, regardless of the legal form, is “substantial,” then for accounting purposes the old debt instrument is considered extinguished, and a new debt instrument should be recorded. The Company determined that the changes in the Conversion Price and Warrant Price extended to the Existing Lenders were substantial. The existing debt was removed in accordance with APB Opinion No. 26 “Early Extinguishment of Debt,” EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The related warrants liability of $200,000 was released as a gain on extinguishment of debt. The unamortized discount of $376,345 was also released to additional paid in capital. The debt with the new Conversion Price was recorded as a new debt. Using Relative Fair Market Value Method, the fair market values of the beneficial conversion feature and the warrants were determined to be $1,248,218 and $160,873, respectively. Both of these amounts will discount the face value of the Subordinated Notes held by the Existing Lenders and will be amortized to interest expense over the remaining life of the debt, which is thirty-five months. The interest expense from the amortization of the beneficial conversion feature was $106,989 and $200,173, respectively for the three months and nine months ended March 31, 2007. The interest expense from the amortization of the warrant discount was $13,788 and $24,759, respectively for the three months and nine months ended March 31, 2007.
Note 11. Notes Payable
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
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent, (the “Amendment”). Pursuant to the Amendment, the maturity of the Note was modified such that the aggregate principal amount of the Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest on the earliest of (a) the second business day following the closing of the acquisition of Unify Corporation (“Unify”) by the Company, (b) the second business day following termination of the merger agreement pursuant to which Unify is to be acquired by the Company, (c) the second business day after the Company closes an equity financing of at least $2.0 million subsequent to the date of the Amendment or (d) July 31, 2006. In accordance with the Amendment, $1,000,000 was paid to Platinum on March 31, 2006. Subsequently, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements. During the three months and nine months ended March 31, 2007, interest of $16,875 and $51,375, respectively, and was accrued and charged to interest expense. The accrued interest balance related to this loan is $136,687. The Company expects to offset the amounts owed to Platinum by the approximately $330,000 paid by the Company to employees of the companies acquired from Platinum, which amount is to be reimbursed by Platinum.
     The Tesseract Merger Agreement also provided for a Working Capital Adjustment of $1,000,000 to be paid no later than November 30, 2005. Since the Working Capital Adjustment was not paid by such date, at the option of Platinum, the Working Capital Adjustment may be converted into up to 1,818,181 shares of Series D Preferred Stock. Additionally, since the Working Capital Adjustment was not paid on or before November 30, 2005, the Company must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of March 31, 2007, the Working Capital Adjustment has not been paid or converted to Series D Preferred Stock. As such, the Company accrued $150,000 and $450,000 for the advisory fee for the three months and nine months ended March 31, 2007, respectively. The accrued advisory fee balance is $800,000 as of March 31, 2007.
Notes Issued to Tenebril sellers
     On August 24, 2006, the Company completed a purchase of Tenebril, Inc. (“Tenebril”), a privately held Boston based software company providing award-winning Internet and spyware protection to consumers and organizations (See Note 4). The aggregate principal amount of all promissory notes issued as the purchase consideration by Company was $3,000,000.
The Promissory Notes were due February 15, 2007, and accrued interest at a rate equal to eight and one-quarter percent (8.25%) per annum. At the Company’s option, the Company had the right to convert some or the entire amount due under the Promissory Notes into shares of Common Stock of the Company. The number of shares which were issuable upon conversion was equal to the total dollar amount being converted divided by the conversion price then in effect. The conversion price was 85% of the market price of the Company’s common stock as defined in the promissory notes. On February 15, 2007, the Company converted the Promissory Notes into 8,305,334 shares of the common stock in payment thereof. At the Closing of the Tenebril purchase, the Company had also delivered to a certain broker a promissory note. This note was in the original principal amount of $110,000, and was due on February 15, 2007. On February 15, 2007, the $110,000 principal amount of this note, plus the accrued interest of $4,411, was paid in cash.
Short-term Loans

During November 2006, the Company received an aggregate of $400,000 as short-term loans from various investors.
Capital Lease of Continuing Operations
As of March 31, 2007, the Company had $37,569 of short-term capital lease obligation, which is included in Notes payable on the Consolidated Balance Sheets, and $36,396 of long-term capital lease obligation, which is included in Other long term liabilities.
Note 12. Commitments and Contingencies
Legal Proceedings.
     From time to time, Halo may be involved in litigation that arises in the normal course of its business operations. As of the date of this report, Halo is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its financial position, results of operations, or cash flows.
Note 13. Subsequent Events
Empagio Sale Agreement
On May 17, 2007, the Company entered into an Asset Purchase Agreement (the “Empagio Purchase Agreement”) with Empagio Acquisition LLC (the “Buyer”), and the Company’s subsidiary, Empagio, Inc. (the “Seller”).
Pursuant to this agreement, the Company agreed to cause Empagio to sell its assets to the Buyer, in exchange for a purchase price consisting of $16 million, plus certain contingent payments and assumption of Empagio’s business liabilities. The cash portion of the purchase price is payable as follows: (i) $250,000 was paid as a deposit upon the execution of the Empagio Purchase Agreement; (ii) $13,500,000 is payable upon closing (subject to adjustment to the extent that Empagio’s net working capital exceeds or falls below $500,000); (iii) $250,000 to be held in escrow pending resolution of any working capital determinations after the closing, and (iv) $2 million in deferred payments (which shall bear interest) to be paid $1 million on September 30, 2008, and the remaining $1 million on June 30, 2009. The contingent payments consist of ten percent of the proceeds of any sale of the Buyer, to the extent such proceeds exceed $1 million, provided that the sale of the Buyer occurs in the next five years.
Under the Empagio Purchase Agreement, the Company and Empagio made certain customary representations and warranties to the Buyer concerning Empagio’s business, assets and liabilities, and the Buyer made certain customary representations and warranties to the Company. The Empagio Purchase Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits.
Amendment No. 4 to Fortress Credit Agreement
On May 17, 2007, the Company entered into Amendment No. 4 (“Amendment 4”) between the Company and Fortress Credit Corp. relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company and Fortress.
Amendment 4 acknowledged that the Company was entering into an agreement to cause its Empagio subsidiary to sell its assets and assign its liabilities to a third party pursuant to an Asset Purchase Agreement entered into as of May 17, 2007 (the “Empagio Purchase Agreement”).
Pursuant to the Amendment 4, (i) the Company paid Fortress $250,000 which it had received as a deposit from the Empagio purchaser, (ii) the Company agreed to pay to Fortress, simultaneously with the closing of the sale of Empagio, $12,500,000, and (iii) the Company agreed to pay, on July 31, 2007, an additional $250,000. Further, the Company agreed to pay Fortress a fee of $100,000 as consideration for entering into Amendment 4. Fortress also agreed to release its liens on Empagio’s assets in order to facilitate the sale.
Each of the payments to be made by the Company shall be applied towards payment of outstanding fees and other amounts owing under the Credit Agreement, with the remainder to be applied as a partial prepayment of the outstanding principal amount of the Fortress loan.
In addition, the Company and Fortress agreed that Tranche C of the credit facility under the Credit Agreement is no longer available to be borrowed and that the lenders’ remaining commitment is cancelled. Fortress also agreed to terminate any financial operating covenants from the Credit Agreement. Finally, the parties agreed to modify the maturity date, from August 2, 2009 to September 28, 2007. Provided that the Company complies with Amendment 4, any prior events which may have constituted defaults under the Credit Agreement are deemed cured.
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
Description of Business
     Halo Technology Holdings, Inc. (“Halo” or the “Company”) is a Nevada corporation with its principal executive office in Greenwich, Connecticut.
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
Acquisition and Sale of Gupta Technologies, LLC; Acquisition of NavRisk
     On January 31, 2005, the Company completed the acquisition of Gupta Technologies, LLC and its wholly-owned subsidiaries Gupta Technologies GmbH, a German company, Gupta Technologies Ltd., a U.K. company, and Gupta Technologies S.A. de C.V., a Mexican company (collectively referred to herein as “Gupta”). The acquisition of Gupta (the “Gupta Acquisition”) was made pursuant to a Membership Interest Purchase Agreement (as amended, the “Gupta Agreement”) between the Company and Gupta Holdings, LLC (the “Gupta Seller”).
     On November 20, 2006, the Company completed the transactions contemplated by that certain Purchase and Exchange Agreement (the “Purchase Agreement”) between the Company and Unify Corporation (“Unify”), as amended by that certain Amendment No. 1 to Purchase and Exchange Agreement (the “Amendment”) dated November 20, 2006. At the Closing of the transactions, Halo sold its Gupta Technologies, LLC subsidiary to Unify in exchange for (i) Unify’s risk management software and solution business as conducted by Unify through its Acuitrek, Inc. subsidiary (“Acuitrek”) and its Insurance Risk Management division, including, without limitation, the Acuitrek business and the NavRisk product (the “NavRisk Business”), (ii) Unify’s ViaMode software product and related intellectual property rights (the “ViaMode Product”), (iii) $6,100,000 in cash, and (iv) the amount by which the Gupta Net Working Capital exceeds the NavRisk Net Working Capital (No additional amounts were received since the Gupta Net Working Capital did not exceed the NavRisk Net Working Capital). Accordingly, the Company disposed of a significant amount of assets, its Gupta subsidiary, and acquired a significant amount of assets, the NavRisk Business. The NavRisk Business has been combined with the business of the Company’s DAVID subsidiary, described below.

Acquisition of Kenosia Corporation
     On July 6, 2005, the Company completed the acquisition of Kenosia Corporation (“Kenosia”) pursuant to a Stock Purchase Agreement (“The Kenosia Agreement”) with Bristol Technology, Inc. (“Bristol”) and Kenosia. Under the Kenosia Agreement the Company purchased all of the stock of Kenosia from Bristol for a purchase price of $1,800,000 (net of a working capital adjustment). Kenosia is now a wholly-owned subsidiary of the Company.
Acquisition of Five Enterprise Software Companies
     On October 26, 2005, Halo completed the acquisition of Tesseract and four other companies: DAVID Corporation, Process Software, ProfitKey International, and Foresight Software, Inc. (collectively “Process and Affiliates”). As these companies were acquired from Platinum Equity, LLC (“Platinum”), which was then and is now a significant shareholder, these transactions were related party transactions.
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
     The purchase price for the acquisition of DAVID Corporation, Process Software, ProfitKey International, and Foresight Software was an aggregate of $12,000,000, which Halo paid in cash. Under the merger agreement for the acquisition of Tesseract (the “Tesseract Merger Agreement”), the merger consideration consisted of (i) $4,500,000 in cash which was paid at closing, (ii) 7,045,454 shares of Series D Preferred Stock of Halo, and (iii) $1,750,000 originally due no later than March 31, 2006 and evidenced by a promissory note to Platinum Equity, LLC (the “Platinum Note”). Additionally, Halo was required to pay a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum , the seller of Tesseract, has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of March 31, 2007, Halo has accrued and expensed approximately $800,000 for such fees.
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent (the “Amendment and Consent”) to the Platinum Note. Pursuant to the Amendment and Consent, the maturity of the Platinum Note was modified such that the aggregate principal amount of the Platinum Note and all accrued interest thereon became due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest by July 31, 2006. In accordance with the Amendment and Consent, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Platinum Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum as part of the consideration under the Tesseract Merger Agreement. These shares would have been canceled if the Platinum Note had been paid in full by that date. No further amount has been paid under the Platinum Note. Subsequently, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements.
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
Acquisition of Empagio
     Halo entered into a merger agreement dated December 19, 2005, to acquire Empagio, Inc. (“Empagio”). On January 13, 2006, the closing occurred under this agreement and Empagio is now a wholly-owned subsidiary of Halo. The merger consideration consisted of 1,438,455 shares of common stock. Based on the closing price of Halo’s Common Stock on the day of the closing, the total purchase price was $1,869,992, subject to adjustment.
     Empagio is a human resources management software company. Its signature product is its SymphonyHR hosted software solution which automates HR procedures and reduces paperwork, ranging from payroll to benefits administration. Halo has integrated Empagio with additional HR solutions already within its portfolio to create a premier human resources management solutions provider. Empagio’s operations have been consolidated with the operations of Tesseract and the consolidated entity operates under the name “Empagio.”
Acquisition of ECI
     On January 30, 2006, Halo entered into a merger agreement with ECI (the “ECI Merger Agreement”). On March 1, 2006, the closing occurred under the ECI Merger Agreement, and ECI became a wholly owned subsidiary of Halo. The total merger consideration for all of the equity interests in ECI was $578,571 in cash and cash equivalents and 330,688 shares of Halo’s common stock (with a value of $558,863 at the closing price of Halo’s common stock). The acquisition of ECI’s clients has enhanced Empagio’s human resources software offerings. ECI’s operations were consolidated with the operations of Empagio.
Foresight Sale
     On May 23, 2006, the Company and Foresight Acquisition Company, LLC (“Buyer”) entered into a Merger Agreement pursuant to which the Buyer acquired 100% of the outstanding common stock of Foresight Software, Inc., a wholly-owned subsidiary of Halo in exchange for a cash payment to Halo. The Company received $266,402 for this sale, of which $114,500 was applied to reduce the principal of the outstanding Fortress debt. The Company recorded a gain of $12,072 on this sale.
Acquisition of Tenebril
     On August 24, 2006, the Company purchased Tenebril. Tenebril is a Boston-based software company providing award-winning Internet and spyware protection to consumers and organizations. Tenebril’s SpyCatcher™ Enterprise is the first and only spyware solution that protects enterprise computers from the most insidious category of evasive threats — hyper-mutating and custom-coded spyware. Tenebril’s patent-pending Spyware Profiling Engine™ differentiates SpyCatcher from its competitors by providing continuous protection that defeats these newly emerging threats. Convertible promissory notes in the aggregate principal amount of $3,000,000 were issued as the purchase consideration. Tenebril has products and services which are complementary to those of Process Software, Inc, one of the Company’s existing subsidiaries. Tenebril’s operations have been combined with the operations of Process.
Acquisition of RevCast
     On September 15, 2006 the Company acquired an Illinois-based software company, RevCast. RevCast provides forecasting and replenishment solutions to some of the largest manufacturers in the world. RevCast’s flagship product, Integrated Merchandising Solution (IMS), is being used today by several manufacturers that work with Wal-Mart and other major retailers, which share direct POS information. The purchase consideration was 350,000 shares of the Halo’s common stock, as well as certain royalty payments. The royalties are equal to twenty percent (20%) of revenues generated by RevCast’s assets, and will be paid in cash quarterly, up to a maximum of $400,000. Since RevCast’s business is related to that of the Company’s Kenosia subsidiary, these businesses have been combined.
Business of the Company
     Halo is a holding company whose subsidiaries operate enterprise software and information technology businesses. The following pages describe the business of Halo’s existing operating subsidiaries, Warp Solutions, Kenosia Corporation, DAVID Corporation, Process Software, ProfitKey International, and Empagio. In addition to holding its existing subsidiaries, Halo’s strategy is to pursue acquisitions of businesses, which either complement Halo’s existing businesses or expand the industries in which Halo operates.
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
      In June 2006, the FASB issued Interpretation No 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2006. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the effect, if any, of FIN 48 on its financial statements.
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
     In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 evaluates whether a convertible debt instrument has been modified or extinguished and addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company adopted EITF Issue 06-6, which is reflected in the treatment of the Company’s subordinated notes term modification made in October 2006 (see Note 10).
     In November 2006, the FASB ratified EITF issue No. 06-7, “Issuer’s Accounting for a Previously bifurcated Conversion Option in a Convertible Debt Instrument: When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, of SFAS 159 on its financial statements.
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
We have recorded a significant amount of goodwill on our balance sheet. As of March 31, 2007, goodwill was approximately $15.3 million (excluding amounts included in Assets held for sale), representing approximately 32% of our total assets and approximately 70% of our long-lived assets subject to depreciation, amortization and impairment. In the future, goodwill may increase as a result of additional acquisitions we will make. Goodwill is recorded on the date of acquisition and is reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions and a variety of other circumstances. Any future determination requiring the write-off of a significant portion of the goodwill recorded on our balance sheet could have an adverse effect on our financial condition and results of operations.
Stock-Based Compensation
Prior to January 1, 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). As a result, compensation cost of the Company for the periods ended March 31, 2007 includes compensation expense for unvested portion of all the stock options outstanding and all the stock options granted after the effective date. No restatement has been made to prior periods. We had applied APB 25’s intrinsic value method up to December 31, 2005, and presented pro forma income statements in the footnote to show the effect of FAS123(R) as if it had been implemented in the prior periods.

Results of Operations
     The following table sets forth selected unaudited financial data for the periods indicated in dollars and as a percentage of total revenue.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
		% of		% of		% of		% of
	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue	(in 000’s)	Revenue
Revenue	3,940	100%	2,942	100%	11,081	100%	5,027	100%
Cost of revenue	974	25%	801	27%	2,580	23%	1,422	28%
Gross Profit	2,966	75%	2,142	73%	8,501	77%	3,606	72%
Product development	1,160	29%	823	28%	2,993	27%	1,440	29%
Sales, marketing and business development	794	20%	699	24%	2,222	20%	1,411	28%
General and administrative	2,383	60%	2,532	86%	7,631	69%	5,210	104%
Gain on extinguishment of debt	—	0%	—	0%	(200)	(2%)	—	0%
Late filing penalty	110	3%	—	0%	110	1%	—	0%
Fair value gain on warrants	2,955	75%	3,182	108%	7,535	68%	34,853	693%
Interest expense	2,623	67%	3,091	105%	10,820	98%	7,393	147%
     Note that the results for the three and nine months ended March 31, 2007 does not include the results of operations of our Empagio subsidiary due to the Company’s current plan to sell Empagio. Similarly, our former subsidiary, Gupta, is not included in the results of operations as it was sold in November 2006. For comparative purposes, the above table, and the financial statements presented in this Quarterly Report, exclude the results of Empagio’s and Gupta’s operations from the three and nine months ended March 31, 2006. Empagio’s and Gupta’s results are characterized as results from discontinued operations and are discussed separately, below.
Revenue
     Revenue is derived from the licensing of software, maintenance contracts, training, and other consulting services. License revenue is derived from the licensing of our software and third-party software products. Services revenue results from consulting and education services, and maintaining, supporting and providing periodic unspecified upgrades for previously licensed products.
     Total revenue increased by $998,000 to $3.9 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. This increase was primarily due to a $1.2 million increase in revenue from Process, David, and Profitkey , offset by a $153,000 decrease in Kenosia. The increase in Process, David, and Profitkey includes a significant decrease in the effect of the purchase accounting related deferred revenue reduction (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”) as well as additional revenues from the recently acquired NavRisk and Tenebril business.
     Total revenue increased by $6.1 million to $11.1 million for the nine months ended March 31, 2007 from $5 million for the nine months ended March 31, 2006. This increase was primarily due to $5.8 million increase in Process, David, and Profitkey, and $257,000 in revenues of Kenosia, offset by $57,000 decrease in Warp Solutions. The increase in Process, David, and Profitkey includes a significant decrease in the effect of the purchase accounting related deferred revenue reduction (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”). The increase is also due to the shorter period of post-acquisition operations in the prior year and additional revenues from the recently acquired NavRisk and Tenebril business.
     License revenue increased by $270,000 to $896,000 for the three months ended March 31, 2007 from $626,000 for the three months ended March 31, 2006. This increase was primarily due to a $365,000 increase in Process, David, and Profitkey, offset by a $53,000 decrease in Warp Solutions and a $16,000 decrease in Kenosia. A significant portion of the increase in Process, David, and Profitkey is due to additional revenues from the recently acquired NavRisk and Tenebril business.
     License revenue increased by $1.1 million to $2.2 million for the nine months ended March 31, 2007 from $1.1 million for the nine months ended March 31, 2006. This increase was primarily due to a $1.1 million increase in Process, David, and Profitkey, and $18,000 in revenues of Kenosia, offset by $53,000 decrease in Warp Solutions. The increase in Process, David, and Profitkey is mainly due to additional revenues from the recently acquired NavRisk and Tenebril business as well as the shorter period of post-acquisition operations in the prior year.
     Services revenue increased $728,000 to $3 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006. This increase was primarily due to $831,000 increase in Process, David, and Profitkey, offset by $137,000 decrease in Kenosia. The increase in Process, David, and Profitkey includes a significant decrease in the effect of the purchase accounting related to the deferred revenue reduction (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”) as well as additional revenues from recently acquired NavRisk and Tenebril business.
     Services revenue increased $5 million to $8.9 million for the nine months ended March 31, 2007 from $3.9 million for the nine months ended March 31, 2006. This increase was primarily due to a $4.7 million increase in Process, David, and Profitkey, and $239,000 in revenues at Kenosia. The increase in Process, David, and Profitkey includes a significant decrease in the effect of the purchase accounting related to the deferred revenue reduction (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”). The increase is also due to the shorter period of post-acquisition operations in the prior year and additional revenues from the recently acquired NavRisk and Tenebril business.
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
Cost of Revenue
     Total cost of revenue increased by $173,000 to $974,000 for the three months ended March 31, 2007 from $801,000 for the three months ended March 31, 2006. This increase was primarily due to $150,000 increase in costs at Process, David, and Profitkey, and $11,000 in Kenosia. The increase in costs at Process, David, and Profitkey is mainly due to additional costs from the recently acquired NavRisk and Tenebril business.
     Total cost of revenue increased by $1.2 million to $2.6 million for the nine months ended March 31, 2007 from $1.4 for the nine months ended March 31, 2006. This increase was primarily due to $1.1 million increase in costs at Process, David, and Profitkey, and $18,000 in Kenosia. The increase in costs at Process, David, and Profitkey is due to the shorter period of post-acquisition operations in the prior year and additional costs from the recently acquired NavRisk and Tenebril business.
     The principal components of cost of license revenue are manufacturing costs, shipping costs, royalties paid to third-party software vendors, and amortization of acquired technologies. Cost of license revenue increased by $14,000 to $196,000 for the three months ended March 31, 2007 from $182,000 for the three months ended March 31, 2006. This increase was primarily due to $12,000 increase in costs at Process, David, and Profitkey. This increase was a result of additional costs from the recently acquired NavRisk and Tenebril business, partially offset by decreased third-party royalties.
     Cost of license revenue increased by $185,000 to $529,000 for the nine months ended March 31, 2007 from $343,000 for the nine months ended March 31, 2006. This increase was primarily due to a $193,000 increase in costs at Process, David, and Profitkey as a result of the shorter period of post-acquisition operations in the prior year and additional costs from the recently acquired NavRisk and Tenebril business.
     The principal components of cost of services are salaries paid to our customer support personnel and professional services personnel, amounts paid for contracted professional services personnel and third-party resellers, maintenance royalties paid to third-party software vendors and hardware costs. Cost of services revenue increased by $159,000 to $778,000 for the three months ended March 31, 2007 from $619,000 for the three months ended March 31, 2006. This increase was primarily due to a $138,000 increase in costs at Process, David, and Profitkeyas a result of additional costs from the recently acquired Tenebril and NavRisk business.
     Cost of services revenue increased by $960,000 to $2.1 million for the nine months ended March 31, 2007 from $1.1 for the nine months ended March 31, 2006. This increase was primarily due to a $935,000 increase in costs at Process, David, and Profitkey, and a $26,000 increase in costs at Kenosia. The increase in costs at Process, David, and Profitkey is mainly due to the shorter period of post-acquisition operations in the prior year and additional costs from the recently acquired NavRisk and Tenebril business.

     Gross profit margins were 76% for the three months ended March 31, 2007, compared to 73% for the three months ended March 31, 2006. Gross profit margins were 77% for the nine months ended March 31, 2007, compared to 72% for the nine months ended March 31, 2006. The gross margin increase was mainly due to the decrease in the effect of the purchase accounting related deferred revenue reduction (See Business Combinations and Deferred Revenue in “Critical Accounting Policies”). This resulted in higher maintenance revenues in the current year over the last year while costs to perform maintenance stayed relatively the same, causing the gross margin to increase. The increase in gross margin was partially offset by the opposite effect of the deferred revenue reduction for the newly acquired businesses: Tenebril, NavRisk, and RevCast.

Operating Expenses
Product Development
     Product development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensable hardware and software costs, overhead costs and costs of contractors. All product development costs are expensed as incurred. Costs eligible for capitalization under GAAP were not material to our consolidated financial. Product development expenses increased by approximately $337,000 to $1.2 million for the three months ended March 31, 2007 from $823,000 for the three months ended March 31, 2006. This increase was primarily due to $279,000 increase in expenses at Process, David, and Profitkey, and $81,000 increase in expenses at Kenosia, offset by a $22,000 decrease in expenses at Warp Solutions. The increase in Process, David, and Profitkey is mainly due to additional costs from recently acquired NavRisk and Tenebril business. The increase in expenses at Kenosia represents additional costs from the recently acquired RevCast business. The decrease in Warp Solutions is due to a decrease in head count.
     Product development expenses increased by approximately $1.6 million to $3 million for the nine months ended March 31, 2007 from $1.4 million for the nine months ended March 31, 2006. This increase was primarily due to $1.3 million increase in expenses at Process, David, and Profitkey, and $232,000 increase in expenses at Kenosia, offset by a $22,000 decrease in expenses at Warp Solutions. The increase in Process, David, and Profitkey is mainly due to the shorter period of post-acquisition operations in the prior year and additional costs from recently acquired NavRisk and Tenebril business. The increase in Kenosia represents additional costs from recently acquired RevCast business. The decrease in Warp Solutions is due to a decrease in head count.
Sales and Marketing
     Sales and marketing expenses consist primarily of salaries, commissions, benefits, advertising, tradeshows, travel and overhead costs for the Company’s sales, marketing, and business development personnel. Sales and marketing expenses increased by approximately $95,000 to $794,000 for the three months ended March 31, 2007 from $699,000 for the three months ended March 31, 2006. This increase was primarily due to $217,000 increase in expenses at Process, David, and Profitkey, offset by a $69,000 decrease in corporate expenses and a $53,000 decrease in expenses at Kenosia. The increase in expenses at Process, David, and Profitkey is mainly due to additional costs from recently acquired NavRisk and Tenebril business. The decrease in corporate expenses is a result of Halo’s recent effort to reduce corporate overhead expenses. The decrease in Kenosia is due to lower commissions and fewer sales activities.
     Sales and marketing expenses increased by approximately $811,000 to $2.2 million for the nine months ended March 31, 2007 from $1.4 million for the nine months ended March 31, 2006. This increase was primarily due to a $772,000 increase in expenses at Process, David, and Profitkey, and a $77,000 increase in corporate expenses, offset by $38,000 decrease in expenses at Kenosia. The increase in expenses at Process, David, and Profitkey is mainly due to the shorter period of post-acquisition operations in the prior year and additional costs from recently acquired NavRisk and Tenebril business. The increase in corporate expenses is attributable to a temporary increase in head count over last year. Halo has recently reduced its corporate head count, as reflected in the decrease in the third quarter as noted above.
General and Administrative
     General and administrative costs include salaries and other direct employment expenses of our administrative and management employees, as well as legal, accounting, consulting fees and bad debt expense. General and administrative expenses decreased by approximately $149,000 to $2.4 million for the three months ended March 31, 2007 from $2.5 million for the three months ended March 31, 2006. This decrease was primarily due to a $226,000 decrease in corporate expenses and a $114,000 decrease from sale of Foresight in May 2006, offset by a $100,000 increase in Kenosia. The decrease in corporate expenses is attributable to Halo’s recent efforts to reduce corporate overhead expenses. The increase in expenses in Kenosia is due to the addition of the RevCast business.
     General and administrative expenses increased by approximately $2.4 million to $7.6 million for the nine months ended March 31, 2007 from $5.2 million for the nine months ended March 31, 2006. This increase was primarily attributable to $1.2 million in corporate expenses, a $1 million increase in expenses at Process, David, and Profitkey, and a $193,000 increase in expenses at Kenosia. The increase in corporate expenses is due to the implementation of SFAS 123(R) “Share-Based Payment” on January 1,

2006, which resulted in substantially higher expenses from employee stock options of approximately $500,000. The corporate expense increase is also attributable to legal, accounting, printing and outside service expenses incurred in the attempts to acquire Unify Corporation and InfoNow Corporation. The increase in Process, David, and Profitkey is mainly due to the shorter period of post-acquisition operations in the prior year and additional costs from recently acquired NavRisk and Tenebril business. The increase in Kenosia is due to the additional costs from the addition of RevCast business.
Gain on Extinguishment of Debt
     On October 12, 2006, the Company, Crestview and CAMOFI entered into a Consent Agreement whereby Crestview and CAMOFI consented to the transactions contemplated by the Subscription Agreement which the Company entered into in October, 2006 (see Note 10 of Notes to the Consolidated Financial Statements) in consideration for (i) the Company adjusting the “Conversion Price” set forth in the Subordinated Notes held by Crestview and CAMOFI from $1.00 to $0.68, and (ii) the “Warrant Price” set forth in the existing warrants held by those entities to be modified from $1.25 to $0.68. Subsequently, pursuant to the Consent, the Conversion Price and the Warrant Price were modified to $0.55.
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
Late Filing Penalty
     As part of the October 2006 subordinated debt financing, the Company entered into Subscription Agreements that require the Company pay penalties either in cash or in additional shares of common stock if the registration statement covering common stock issuable upon conversion of the subordinated notes and related warrants is not declared effective within 120 days (unless the Investors waive such penalties). Since the registration statement has not been filed and declared effective, $110,000 representing 4% of the principal has been accrued and expensed for this penalty as of March 31, 2007. An additional $55,000, or 2%, will be accrued every 30 days thereafter up to $275,000, or 10% until the registration statement is filed and declared effective.
Fair Value Gain on Warrants
     Certain warrants the Company issued as part of its financing activities have features that require them to be treated as a derivative in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Owned Stock.” In addition to recognizing the value of the warrants by discounting the related debt and amortizing the discount to interest expense over the life of the debt, the value of the warrants are recognized as liabilities and revalued at the end of each period. The fair values of these warrants are determined based on the Black-Scholes model and changes in fair values are charged to the Statements of Operations. Generally, if the Company’s stock price increases, the fair value of the warrants increases, causing the liability to increase and resulting in loss, and vice versa.
     Fair value gain on warrants revaluation was approximately $3 million and $3.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively. Fair value gain on warrants revaluation was approximately $7.5 million and $34.9 million for the nine months ended March 31, 2007 and March 31, 2006, respectively. These gains were the result of the stock price decrease. These gains relate to the change in the fair value of the warrants issued with the Series C Preferred Stock, senior notes, subordinated Notes, and other notes issued to various investors.
Interest Expense
     Interest expense decreased by $467,000 to $2.6 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 31, 2006. The decrease was primarily due to $1.1 million acquisition-related penalty incurred in the prior year,

$212,000 decrease in amortization of warrants value, and $44,000 decrease in Fortress debt related fees and interest. The total decrease was partially offset by an increase in beneficial conversion of convertible notes of $191,000, miscellaneous interest of $182,000, Series D Preferred Stock dividends of $249,000, and amortization of deferred financing cost of $267,000 due to accelerated principal repayments to Fortress. Historically, the Company’s preferred stock dividends were directly charged to the accumulated deficit in the same way ordinary dividends are treated. As of June 30, 2006, the Company’s Series D Preferred Stocks (“Series D”) were reclassified out of the stockholder’s equity due to the change in the market condition: the Company’s stock price decreased substantially below the price at which Series D can be converted into the common stock. This made it probable that Series D will be redeemed in cash, which made Series D to have liability characteristics. For this reason, and in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company now expenses Series D dividends as interest expense.
     Interest expense increased by $3.4 million to $10.8 million for the nine months ended March 31, 2007 from $7.4 million for the nine months ended March 31, 2006. The increase was primarily due to the increase in beneficial conversion of convertible notes of $1.9 million, Fortress debt related fees and interest of $1.1 million, miscellaneous interest of $696,000, amortization of deferred financing cost of $474,000, and Series D Preferred Stock dividends of $758,000. The increase was partially offset by the $428,000 decrease in amortization of warrants value and $1.1 million acquisition-related penalty incurred in the prior year.
Results of Discontinued Operations
On September 13, 2006, the Company entered into an agreement to sell its subsidiary, Gupta Technologies, LLC, to Unify Corporation in exchange for Unify’s two business units and other considerations. On November 20, 2006, the Company completed this transaction. Pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Gupta’s results of operations are shown as income (loss) from discontinued operations on the Consolidated Statements of Operations. Similarly, during the quarter ended March 31, 2007, the Company committed to a plan to sell Empagio, Inc.. in order to pay down the senior debt. Empagio’s results of operations are shown as Income (loss) from discontinued operations.
     Condensed financial information related to these discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Total revenues	$3,366,751	$5,265,265	$13,882,295	$11,759,274
(Loss) income before taxes	(2,840,213)	125,665	(2,093,175)	(1,474,296)
Income taxes	736	78,007	97,607	161,793

Net (loss) income from discontinued operations	$(2,840,949)	$47,658	$(2,190,782)	$(1,636,089)

     Revenues of the discontinued operations decreased by $1.9 million to $3.4 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. This decrease was primarily due to the sale of Gupta. The Company’s results of discontinued operations for the three months ended March 31, 2007 do not include Gupta’s operations as the sale was completed on November 20, 2006.
     Revenues of the discontinued operations increased by $2.1 million to $13.9 million for the nine months ended March 31, 2007 from $11.8 million for the nine months ended March 31, 2006. This increase was primarily due to Empagio’s shorter period of operations in the prior year as the acquisitions were completed in the middle of the period. The total increase was partially offset by Gupta’s shorter period of operations in the current year as the sale of the business closed on November 20, 2006.
     Loss before taxes from the discontinued operations increased by $3 million to $2.9 million for the three months ended March 31, 2007 from a gain of $126,000 for the three months ended March 31, 2006. The increase was primary due to the sale of Gupta; $3.6 million was recognized in the current year as a loss on sale as a result of a formal valuation performed to determine the sale price. The increase was partially offset by increase in income of $533,000 at Empagio. The Company’s results of discontinued operations for the three months ended March 31, 2007 do not include Gupta’s operations as the sale was completed on November 20, 2006.
     Loss before taxes from the discontinued operations increased by $619,000 to $2.1 million for the nine months ended March 31, 2007 from $1.5 million for the nine months ended March 31, 2006. The increase was primary due to the sale of Gupta; $3.6 million was recognized in the current year as a loss on sale as a result of a formal valuation performed to determine the sale price. The increase was partially offset by an increase in income of $1.9 million at Gupta and $1.1 million at Empagio. The Company’s results of discontinued operations for the nine months ended March 31, 2007 include Gupta’s operations through November 20, 2006.
Net Operating Loss Carryforwards
     The Company has a U.S. Federal net operating loss carryforward of approximately $71,423,000 as of March 31, 2007, which may be used to reduce taxable income in future years through the year 2026. The deferred tax asset primarily resulting from net operating losses was approximately $25,591,000. Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax asset is realizable, the valuation allowance will be reduced. Furthermore, the net operating loss carryforward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code
Liquidity and Capital Resources
     Halo has three primary cash needs. These are (1) operations, (2) acquisitions and (3) debt service and repayment. Halo has financed a significant component of its cash needs through the sale of equity securities and debt.
     For the nine months ended March 31, 2007, cash used in continuing operations was approximately $4.3 million. Our net loss of $7.6 million was offset by gain on warrants revaluation of $7.5 million, decrease in deferred revenue of $433,000 and a gain on extinguishment of debt of $200,000. In addition, components of cash used for operating activities included non-cash interest expense of $6.7 million, depreciation and amortization expense of $793,000, and non-cash compensation expense of $1.3 million, decrease in accounts receivable of $289,000, decrease in prepaid and other current assets of $221,000, and increase in accounts payable and accrued expenses of $2.1 million. The Company acquired cash of $623,000 through the acquisition of Tenebril. The Company also received $6.1 million from the sale of Gupta, and $1.9 million from issuances of subordinated notes and short-term loans. $6.5 million was used to repay the principal portion of the outstanding senior debt. $2.4 million was also provided by the discontinued operations of Empagio and Gupta.
     On January 31, 2005, Halo issued $2,500,000 principal amount of subordinated convertible promissory notes (the “Subordinated Notes”). The Subordinated Notes bear interest at 10%, payable in common stock or cash, and mature August 2, 2009. The Subordinated Notes are convertible at any time into shares of Halo common stock at $.55 per share, which conversion rate is subject to certain anti-dilution adjustments. The common stock issuable upon conversion of the Subordinated Notes has certain registration rights.
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
     The Credit Agreement contains certain representations, warranties and covenants usual and customary for facilities and transactions of this type. If the Company were to breach the representations or warranties, or fail to comply with the covenants under the Credit Agreement and the Lenders failed to agree to amend or waive compliance with the covenants that Halo did not meet, Halo would be in default under the Credit Agreement. Any default under the Credit Agreement would result in a default under most or all of Halo’s other financing arrangements. The Lenders could foreclose on all of Halo’s assets, including the stock in its subsidiaries, and could cause Halo to cease operating.
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
     On October 26, 2005, as part of the acquisition of Tesseract, Halo issued to Platinum Equity, LLC, a promissory note in the amount of $1,750,000 (the “Platinum Note”). The Platinum Note was issued in a related party transaction since Platinum was then, and remains, a significant shareholder of the Company. The principal under the Platinum Note accrues interest at a rate of 9.0% per annum. The principal and accrued interest under the Platinum Note was originally due on March 31, 2006. Interest is payable in registered shares of common stock of Halo, provided that until such shares are registered, interest shall be paid in cash. The Platinum Note contains certain negative covenants including that Halo will not incur additional indebtedness, other than permitted indebtedness under the Platinum Note. Under the Platinum Note, the following constitute an event of default: (a) Halo shall fail to pay the principal and interest when due and payable: (b) Halo fails to pay any other amount under the Platinum Note when due and payable: (c) any representation or warranty of Halo was untrue or misleading in any material respect when made; (d) there shall have occurred an acceleration of the state maturity of any indebtedness for borrowed money of Halo or any Halo subsidiary of $50,000 or more in aggregate principal amount; (e) Halo shall sell, transfer, lease or otherwise dispose of all or any substantial portion of its assets in one transaction or a series of related transactions, participate in any share exchange, consummate any recapitalization, reclassification, reorganization or other business combination transaction or adopt a plan of liquidation or dissolution or agree to do any of the foregoing; (f) one or more judgments in an aggregate amount in excess of $50,000 shall have been rendered against Halo or any Halo subsidiary; (g) Halo breaches certain of its covenants set forth in the Platinum Note; or (h) an Insolvency Event (as defined in the Platinum Note) occurs with respect to Halo or a Halo subsidiary. Upon such an event of default, the holder may, at its option, declare all amounts owed under the Platinum Note to be due and payable.
     Additionally, under the Tesseract Merger Agreement, Halo was required to pay Platinum a working capital adjustment of $1,000,000. Since this amount was not paid by November 30, 2005, Platinum has the option to convert the working capital adjustment into up to 1,818,182 shares of Series D Preferred Stock. To date, the Platinum has not elected to do so. Furthermore, since the working capital adjustment was not paid by November 30, 2005, Halo must pay Platinum a monthly transaction advisory fee of $50,000 per month, commencing December 1, 2005. As of March 31, 2007, Halo has accrued and expensed approximately $800,000 for such fees.
     On March 31, 2006, the Company and Platinum entered into an Amendment and Consent (the “Amendment and Consent”) to the Platinum Note. Pursuant to the Amendment and Consent, the maturity of the Platinum Note was modified such that the aggregate principal amount of the Platinum Note and all accrued interest thereon shall be due and payable as follows: (i) $1,000,000 on March 31, 2006; and (ii) the remaining $750,000 in principal, plus all accrued but unpaid interest was due July 31, 2006. In accordance with the Amendment and Consent, $1,000,000 was paid to Platinum on March 31, 2006. Since the entire amount of the Platinum Note was not paid on or before March 31, 2006, Platinum retained 909,091 shares of Series D Preferred Stock of the Company, which had been previously issued to Platinum as part of the consideration under the Tesseract Merger Agreement. These shares would have been canceled if the Platinum Note had been paid in full by that date. Since the remaining principal and interest was not paid on July 31, 2006, the parties have engaged in discussions to further modify the terms of the amounts owed to Platinum. Platinum has indicated it will waive any current breaches of these obligations, but the parties have not yet entered into any definitive agreement. However, in the event Platinum does not agree to modify such terms, the Company would be in breach of such agreements.
Conversion of Notes Payable into Common Stock and Warrants
     On July 21, 2006, Halo issued an aggregate of 2,732,392 shares of common stock in conversion of (1) an aggregate of $1,850,000 of convertible promissory notes previously issued by the Company in September 2005, October 2005, and January 2006 (and $126,041 of interest on such amount) as described in the Halo’s Current Report on Form 8-K filed January 18, 2006, and (2) an aggregate of $1,375,000 (and $64,444 of interest on such amount) previously issued by the Company in January 2006 as described in the Halo’s Current Report on Form 8-K filed February 2, 2006. In addition, the investors received warrants to acquire an aggregate of 2,049,296 shares of common stock of the Company. The warrants have an exercise price of $1.25 per share, are exercisable over a five year term and subject to certain adjustments as set forth in the warrant. A copy of the form of the warrant is attached as Exhibit 10.126 to the Company’s Current Report on Form 8-K filed July 27, 2006, and is incorporated herein by reference. In addition, 54,000 shares of common stock and warrants to acquire 40,500 shares of common stock were issued in payment of $67,500 in advisory fees.
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
     The material terms of the Subscription Agreements are as follows. The Company and the investors (the “Investors”) under the Subscription Agreements made certain representations and warranties customary in private financings, including representations from the Investors that they are “accredited investors” as defined in Rule 501(a) of Regulation D (“Regulation D“) under the Securities Act of 1933, as amended.
     The Company undertakes to register the shares of Common Stock issuable upon conversion of the Notes, and upon conversion of the Warrants (together, the “ Registerable Shares “) via a suitable registration statement pursuant to the registration rights set forth in the Subscription Agreement. Since the registration statement covering the Registerable Shares has not been declared effective no later than 120 days from the closing, the Investors will receive certain penalties either in cash or in additional shares of common stock as set forth in the Subscription Agreement (unless the Investors waive such penalties). $110,000 representing 4% of the principal have been accrued and expensed for this penalty as of March 31, 2007. Additional $55,000, or 2%, will be accrued every 30 days thereafter up to $275,000, or 10% until the registration statement is filed and declared effective. The Investors will also have rights to participate in up to $5,000,000 of any future equity or convertible debt offerings by the Company.
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
     Under the Vision Agreement, the Company agreed to reduce its parent company overhead by a minimum of 25% within six (6) months of the Closing and represented that it shall use at least $5 million of the estimated $6 million in proceeds from the sale of its Gupta subsidiary to reduce the amount of its indebtedness to Fortress Credit Corp. The Company has taken measures to reduce parent company overhead costs, and has met the first requirement under the Vision Agreement. The Company paid $4.6 million to Fortress at the closing of the Gupta sale, and has paid an additional $500,000 on January 31, 2007; accordingly, the Company has fulfilled the second requirement of the Vision Agreement.
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
Amendments to Fortress Credit Agreement
     The Company has entered into four amendments to the Fortress Credit Agreement. On October 26, 2005, in connection with the closings of the acquisition of Tesseract, DAVID Corporation, Process Software, ProfitKey International and Foresight Software, Inc., Halo entered into Amendment Agreement No. 1 to the Credit Agreement under which the Lenders made an additional loan of $15,000,000 under Tranche B of the credit facility under the Credit Agreement.

     On October 12, 2006 the Company entered into Amendment Agreement No. 2 to the Credit Agreement. Pursuant to Amendment No. 2, certain covenants were amended. The covenants amended related to the financial ratios between the earnings of the Company’s operating subsidiaries and the Company’s debt, to reflect the changes to the Company since Amendment No. 1, primarily the addition of Empagio, Tenebril and RevCast as subsidiaries of the Company, the sale of Foresight, and the sale of Gupta.
     On November 20, 2006, the Company entered into Amendment No. 3, under which (i) the Company paid, as a partial prepayment of the Loan, $4,600,000 simultaneously with the closing of the sale of Gupta, and (ii) the Company agreed to pay, as partial prepayments of the Loan, $2,000,000 payable in three installments, with the first installment of $500,000 payable on January 31, 2007, the second installment of $500,000 payable on February 28, 2007 and the third installment of $1,000,000 payable on March 30, 2007. The Company also paid Fortress an amount equal to $500,000 simultaneously with the closing of the sale of Gupta, $270,000 of which was applied towards the November 2nd principal payment due under the Loan, $100,000 of which was applied towards the Outstanding Amendment Fee (due pursuant to the prior Amendment No. 2 of the Credit Agreement) and $130,000 of which shall be applied (i) as a credit against future payment of accrued interest by the Company under the Credit Agreement, and (ii) towards the payment of Fortress’s legal fees relating to the Amendment No. 3. Further, the Company agreed to pay Fortress a reorganization success fee of $200,000 no later than March 30, 2007, and an amendment fee of $300,000 as consideration for entering into the Amendment Agreement. Fortress also agreed to release Gupta from its obligations under the Credit Agreement and related agreements, and to release its liens on Gupta’s assets.
     The Company has paid certain of the amounts described under Amendment No. 3, but not other amounts. The principal repayments of $500,000 and $1,000,000 that were originally due on February 28 and March 30, 2007, respectively, $100,000 in amendment fees due on March 30, 2007, and $200,000 in reorganization and success fees due on March 30, 2007, have not been paid. In addition, the Company did not pay a principal payment of $833,063, originally due on May 2, 2007. However, as described further below under “Subsequent Events,” the Company and Fortress have addressed these amounts in another amendment to the Fortress Credit Agreement. Under this Amendment 4, the Company agreed to pay Fortress a total of $13 million from the proceeds of the sale of Empagio (also described below under “Subsequent Events”). That amount is applied to a new amendment fee of $100,000, and any then outstanding amounts due under the Credit Agreement (the unpaid amounts under Amendment No. 3 and the May 2, 2007 principal amount), with the remainder applied as a prepayment of principal. Provided that the Company complies with Amendment 4, any prior events which may have constituted defaults under the Credit Agreement are deemed cured. Under Amendment 4, the Company and Fortress agreed to change the maturity date of the loan under the Credit Agreement from August 2, 2009 to September 28, 2007. As a result, the entire balance of the loan has been classified as a current liability. Fortress also agreed to terminate any financial operating covenants from the Credit Agreement.
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
     Halo’s working capital position as of March 31, 2007 was a deficit of approximately $14.6 million, comprised primarily of accounts payable and accrued expenses, $7.1 million, deferred revenue, $6.0 million, short-term debt, $20.1 million, and liabilities of discontinued operations, $6.9 million, which was partially offset by cash, $849,000, accounts receivable, $1.8 million, prepaid expenses and other current assets, $740,000, and assets held for sale, $22.2 million. Halo’s working capital surplus as of June 30, 2006 was approximately $13.1 million, comprised primarily of cash $854,000, accounts receivable, $1.6 million, prepaid expenses and other current assets, $601,000, and assets held for sale, $40.2 million, which was partially offset by accounts payable and accrued expenses, $5.3 million, deferred revenue, $5.2 million, short-term debt, $7.6 million, and liabilities of discontinued operations of $12 million.

The decrease in our working capital for the nine months ended March 31, 2007 is primarily due to the sale of Gupta. Gupta’s assets and liabilities, net value of which was $12.4 million as of June 30, 2006, have been removed. In addition, there was an increase of $15.3 million in the current portion of the senior note due to reclassification of the entire senior loan balance from the long-term liabilities to reflect the current default status. The Company also experienced an increase of $2.3 million in accounts payable and accrued expenses. The increase in the working capital is mainly offset by the conversion of the short-term notes. As described in “Conversion of Notes Payable into Common Stock and Warrants,” the Company converted approximately $3.6 million of its convertible notes and accrued interest into the Common Stock and warrants.
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
     The Company has incurred recurring operating losses since its inception, as of March 31, 2007, had an accumulated deficit of $104,369,435, and, at March 31, 2007, had insufficient working capital to fund all of its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.
     The Company’s continuation as a going concern is dependant upon selling certain assets as well as receiving additional financing. Given the Company’s current cash position, and its expectations of cash flows from operations, the Company anticipates requiring additional funding of approximately $11 million for the next twelve months. This amount includes the repayment of amounts owing to Fortress Credit Corp. pursuant to Amendment No. 4 as well as the anticipated proceeds to be received pursuant to the sale of Empagio. During the current quarter, pursuant to Amendment No. 3 of the Credit Agreement with Fortress, the Company was to pay principal amounts of $500,000 and $1,000,000 that were originally due on February 28 and March 30, 2007, respectively, $100,000 in amendment fees on March 30, 2007, and $200,000 in reorganization and success fees due on March 30, 2007. In addition, the Company was to pay a principal payment of $833,063 on May 2, 2007. As described below in “Subsequent Events,” the Company entered into a further Amendment to the Fortress Credit Agreement. Under this Amendment 4, the Company agreed to pay Fortress a total of $13 million from the proceeds of the sale of Empagio. That amount is applied to a new amendment fee of $100,000, any then outstanding amounts due under the Credit Agreement, with the remainder applied as a prepayment of principal. Provided that the Company complies with Amendment 4, any prior events which may have constituted defaults under the Credit Agreement are deemed cured. Pursuant to the Empagio Purchase Agreement described below in “Subsequent Events,” the Company anticipates selling Empagio in order to raise working capital as well as pay down part of the outstanding principal owing to Fortress and cure any defaults under the Fortress Credit Agreement.. However, a sale of Empagio has not been consummated. The Company also expects to pursue equity or debt financing, and possibly sales of other assets in order to meet these capital needs. There can be no assurance that the Company will be successful in such efforts. In the absence of such further financing, or asset sales, the Company will either be unable to meet its debt obligations or will have to significantly restructure its operations, or a combination of these two actions. Such actions would significantly negatively affect the value of Halo’s common stock.

Investing Activities and Current Debt
     As of March 31, 2007, the Company had debt that matures in the next 12 months in the amount of approximately $20,097,564, excluding the discounts related to beneficial conversion and warrants. This consists of $18,412,437 representing the entire balance of the senior debt due to the default status, $1,750,000 payable to Platinum Equity, LLC (seller of Tesseract, Process, David, Profitkey, and Foresight), $1,243,718 due to ISIS, and $467,569 notes payable to other investors. $1,000,000 was paid to Platinum Equity, LLC on March 31, 2006 to reduce the note to the current balance. On July 21, 2006, the Company converted $3,225,000 of notes payables into equity (See “Conversion of Notes Payable into Common Stock and Warrants” above). On February 15, 2007, the Company converted the $3,000,000 promissory notes issued to Tenebril sellers into 8,305,334 shares of the common stock. In addition, during the nine months ended March 31, 2007, the Company paid $6,473,063 to Fortress as principal payments of the senior notes.
     Halo continues to evaluate strategic alternatives, including opportunities to strategically grow the business, enter into strategic relationships, make acquisitions or enter into business combinations. Halo can provide no assurance that any such strategic alternatives will come to fruition and may elect to terminate such evaluations at any time.

Subsequent Events
Empagio Sale Agreement
On May 17, 2007, the Company entered into an Asset Purchase Agreement (the “Empagio Purchase Agreement”) with Empagio Acquisition LLC (the “Buyer”), and the Company’s subsidiary, Empagio, Inc. (the “Seller”).
Pursuant to this agreement, the Company agreed to cause Empagio to sell its assets to the Buyer, in exchange for a purchase price consisting of $16 million, plus certain contingent payments and assumption of Empagio’s business liabilities. The cash portion of the purchase price is payable as follows: (i) $250,000 was paid as a deposit upon the execution of the Empagio Purchase Agreement; (ii) $13,500,000 is payable upon closing (subject to adjustment to the extent that Empagio’s net working capital exceeds or falls below $500,000); (iii) $250,000 to be held in escrow pending resolution of any working capital determinations after the closing, and (iv) $2 million in deferred payments (which shall bear interest) to be paid $1 million on September 30, 2008, and the remaining $1 million on June 30, 2009. The contingent payments consist of ten percent of the proceeds of any sale of the Buyer, to the extent such proceeds exceed $1 million, provided that the sale of the Buyer occurs in the next five years.
Under the Empagio Purchase Agreement, the Company and Empagio made certain customary representations and warranties to the Buyer concerning Empagio’s business, assets and liabilities, and the Buyer made certain customary representations and warranties to the Company. The Empagio Purchase Agreement contains indemnity terms which provide that each party shall indemnify the other party for breaches of representations and warranties and covenants made under the agreement, provided that neither party shall be required to pay any damages unless the aggregate amount of all damages exceeds certain limits and provided further that neither party shall be liable for damages in excess of certain limits.
Amendment No. 4 to Fortress Credit Agreement
On May 17, 2007, the Company entered into Amendment No. 4 (“Amendment 4”) between the Company and Fortress Credit Corp. relating to the Credit Agreement dated August 2, 2005 between the Company, the Subsidiaries of the Company and Fortress.
Amendment 4 acknowledged that the Company was entering into an agreement to cause its Empagio subsidiary to sell its assets and assign its liabilities to a third party pursuant to an Asset Purchase Agreement entered into as of May 17, 2007 (the “Empagio Purchase Agreement”).
Pursuant to the Amendment 4, (i) the Company paid Fortress $250,000 which it had received as a deposit from the Empagio purchaser, (ii) the Company agreed to pay to Fortress, simultaneously with the closing of the sale of Empagio, $12,500,000, and (iii) the Company agreed to pay, on July 31, 2007, an additional $250,000. Further, the Company agreed to pay Fortress a fee of $100,000 as consideration for entering into Amendment 4. Fortress also agreed to release its liens on Empagio’s assets in order to facilitate the sale.
Each of the payments to be made by the Company shall be applied towards payment of outstanding fees and other amounts owing under the Credit Agreement, with the remainder to be applied as a partial prepayment of the outstanding principal amount of the Fortress loan.
In addition, the Company and Fortress agreed that Tranche C of the credit facility under the Credit Agreement is no longer available to be borrowed and that the lenders’ remaining commitment is cancelled. Fortress also agreed to terminate any financial operating covenants from the Credit Agreement. Finally, the parties agreed to modify the maturity date, from August 2, 2009 to September 28, 2007. Provided that the Company complies with Amendment 4, any prior events which may have constituted defaults under the Credit Agreement are deemed cured.
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
ITEM 3. Controls And Procedures
     As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Rodney A. Bienvenu, Jr., the Company’s principal executive officer, and Susan Florentino, the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) pursuant to Rule 13a-15(d) and 15(e) of the Exchange Act. Based upon that evaluation, Mr. Bienvenu and Ms. Florentino have each concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files, furnishes or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis except as follows:
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
ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds.
(a) As described in the Company’s Current Report on Form 8-K filed August 30, 2006, on August 24, 2006 the Company entered into an agreement to acquire Tenebril. In consideration for Tenebril, Halo issued certain promissory notes (each, a “Promissory Note” and collectively, the “Promissory Notes”). The aggregate original principal amount of all Promissory Notes issued by Company was $3,000,000. The maturity of the Promissory Notes was February 15, 2007, and interest accrued at a rate equal to eight and one-quarter percent (8.25%) per annum.
Pursuant to the terms of the Promissory Notes, at the Company’s option, the Company had the right to convert some or all of the amount due under the Promissory Notes into shares of Common Stock of the Company. The Company elected to convert all of the outstanding principal and accrued interest under the Promissory Notes into shares of Common Stock of the Company. Accordingly, the Company issued to the holders of the Promissory Notes an aggregate of 8,305,334 shares of its Common Stock in conversion of the $3,000,000 of principal due under the Promissory Notes and accrued interest of $120,312.50.
The issuance of the Common Stock was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Sections 4(2) thereof and the rules and regulations under the Securities Act, including Regulation D, as transactions by an issuer not involving any public offering and/or sales to a limited number of purchasers who were acquiring such securities for their own account for investment purposes and not with a view to the resale or distribution thereof. The holders of the Promissory Notes acquired the shares for their own accounts.
ITEM 3. Defaults Upon Senior Securities.
None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
None.

ITEM 5. Other Information.
None.
ITEM 6. Exhibits And Reports On Form 8-K.
(a) Exhibits:
     The following documents heretofore filed by the Company with the Securities and Exchange Commission are hereby incorporated by reference:

Exhibit No.	Description of Exhibit

3.1 (1)	Articles of Incorporation of WARP Technology Holdings, Inc.

3.2 (1)	Bylaws of WARP Technology Holdings, Inc.

3.3 (2)	Form of the Articles of Merger of Abbott Mines Limited and WARP Technology Holdings, Inc.

3.4 (6)	Form of Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc. filed with the Secretary of State of the State of Nevada on September 12, 2003.

3.6 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series A 8% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.7 (7)	Form of Certificate Of Designations, Preferences And Rights Of Series B 10% Cumulative Convertible Preferred Stock Of Warp Technology Holdings, Inc. as filed with the Secretary of State of the State of Nevada on October 1, 2003.

3.8 (10)	Certificate of Designations, Preferences, and Rights of Series B-2 Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 4, 2004.

3.9 (12)	Certificate of Change Pursuant to Nevada Revised Statutes Sec. 78.209, effecting 100 for 1 reverse split effective November 18, 2004, as filed with the Secretary of State of the State of Nevada on November 8, 2004.

3.10 (16)	Certificate of Amendment to Articles of Incorporation of WARP Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada on March 31, 2005.

3.11 (17)	Certificate of Designations of Series C Stock of WARP Technology Holdings, Inc.

3.12 (26)	Certificate of Designation for Nevada Profit Corporation, designating Series D Preferred Stock, as filed with the Secretary of State of the State of Nevada, effective October 26, 2005.

3.13(33)	Certificate of Amendment to Articles of Incorporation of Halo Technology Holdings, Inc., as filed with the Secretary of State of the State of Nevada, effective April 2, 2006.

4.1 (1)	Specimen Certificate Representing shares of Common Stock, $.00001 par value per share, of WARP Technology Holdings, Inc.

4.2 (13)	Form of Bridge Note issued October 13, 2004 by the Company.

4.3 (14)	Form of Amended and Restated Subordinated Secured Promissory Note.

4.4 (14)	Form of Senior Secured Promissory Note.

4.5 (14)	Form of Initial Warrant and Additional Warrant

4.6 (14)	Form of Subordinated Secured Promissory Note

Exhibit No.	Description of Exhibit

4.7 (14)	Form of Warrant

4.8 (14)	Form of Convertible Promissory Note

4.9 (19)	$1,000,000 Promissory Note, dated July 6, 2005, to Bristol Technology, Inc.

4.10 (20)	Form of Promissory Note

4.11 (20)	Warrant Certificate, Form of Fact of Warrant Certificate, Warrants to Purchase Common Stock of Warp Technology Holdings, Inc.

4.12 (24)	Form of Promissory Note first issued October 21, 2005.

4.13 (24)	Form of Warrant, first issued October 21, 2005, to purchase shares of Common Stock, par value $0.00001 per share, of the Company.

4.14 (30)	Form of Note first issued January 11, 2006

4.15 (31)	Form of Note first issued January 27, 2006

4.16 (42)	Form of Note first issued October 12, 2006

4.17 (42)	Form of Warrant first issued October 12, 2006.

99.1 (46)	Press Release Issued

10.1 (10)	Series B-2 Stock Purchase Agreement dated as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.3 (3)	Form of the Financial Consulting Agreement dated March 5, 2002 between WARP Solutions, Inc. and Lighthouse Capital, Inc.

10.4 (3)	Form of the Financial Consulting Agreement dated May 16, 2002 between the Company and Lighthouse Capital, Inc.

10.5 (3)	Form of Master Distributor Agreement between Macnica Networks Company and WARP Solutions, Inc. dated as of August 1, 2002.

10.6 (3)	Form of Master Distributor Agreement between CDI Technologies, Inc. and WARP Solutions, Inc. dated as of September 1, 2002.

10.7 (4)	Put and Call Agreement dated as of December , 2002 by and among Warp Technologies Holdings, Inc. and all of the Shareholders of Spider Software Inc.

10.8 (5)	The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.9 (5)	Form of Stock Option Grant agreement for options granted pursuant to The WARP Technology Holdings, Inc. 2002 Stock Incentive Plan.

10.10 (5)	Form of Strategic Alliance Agreement dated as of April 7, 2003 between Mirror Image Internet, Inc. and WARP Solutions, Inc.

10.11 (5)	Form of iMimic/OEM Software License Agreement dated April 2003 between iMimic Networking, Inc. and WARP Technology Holdings, Inc.

10.12 (6)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Dr. David Milch dated as of August 1, 2003.

10.13 (8)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Steven Antebi which was executed by the parties thereto on December 23, 2003.

10.14 (8)	Form of Employment Agreement between WARP Technology Holdings, Inc. and Mr. Malcolm Coster which was executed by the parties thereto on November 17, 2003.

Exhibit No.	Description of Exhibit

10.15 (9)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and Mr. Noah Clark which was executed by the parties thereto on March 29, 2004.

10.16 (10)	Series B-2 Preferred Stock Purchase Agreement entered into as of August 4, 2004 between and among the Company and the Persons listed on Schedule 1.01 thereto.

10.17 (10)	Stockholders Agreement, dated as of August 4, 2004, between and among Warp, the holders of the Series B-2 Preferred Stock and such other Stockholders as named therein.

10.18 (11)	Form of Employment Agreement for Ron Bienvenu and the Company made as of August 4, 2004

10.20 (11)	Form of Employment Agreement for Ernest Mysogland and the Company made as of August 4, 2004

10.22 (11)	Form of Incentive Stock Option Agreement for Ron Bienvenu to purchase an aggregate of 15,068,528 shares of Common Stock of the Company, par value $0.00001 per share.

10.24 (11)	Form of Incentive Stock Option Agreement for Ernest Mysogland to purchase an aggregate of 5,022,843 shares of Common Stock of the Company, par value $0.00001 per share.

10.26 (11)	Form of Consulting Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.27 (11)	Form of Stock Option Agreement between WARP Technology Holdings, Inc. and ISIS Capital Management, LLC which was executed by the parties thereto on August 4, 2004.

10.30 (13)	Letter agreement dated September 13, 2004 between WARP Technology Holdings, Inc. and Griffin Securities, Inc. for Griffin to act on a best efforts basis as a non-exclusive financial advisor and placement agent for the Client in connection with the structuring, issuance, and sale of debt and equity securities for financing purposes.

10.31 (13)	Purchase Agreement Assignment and Assumption as of October 13, 2004, by and between ISIS Capital Management, LLC and WARP Technology Holdings, Inc.

10.32 (13)	Financial Advisory/Investment Banking Agreement dated September 20, 2004 between WARP Technology Holdings, Inc. and Duncan Capital LLC

10.33 (14)	Amendment No. 2 to Extension Agreement by and between the Company and Gupta Holdings, LLC.

10.34 (14)	Amendment No. 3 to Extension Agreement by and between the Company and Gupta Holdings, LLC

10.35 (14)	Amendment to Membership Interest Purchase Agreement made and entered into as of January 31, 2005, by and between the Company and Gupta Holdings, LLC

10.36 (14)	Form of Series C Subscription Agreement entered into January 31, 2005 by and between the Company and the Investors as identified therein.

10.37 (14)	Investors’ Agreement entered into the 31st day of January, 2005 by and among the Company, and the persons listed on Exhibit A thereto.

10.38 (14)	Senior Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.39 (14)	Subordinated Note and Warrant Purchase Agreement, as of January 31, 2005, by and among the Company and the Purchasers identified therein.

10.40 (14)	Senior Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.41 (14)	Senior Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.43 (14)	Senior Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

Exhibit No.	Description of Exhibit

10.45 (14)	Subordinated Security Agreement, dated as of January 31, 2005, between the Company and Collateral Agent (as defined therein).

10.46 (14)	Subordinated Subsidiary Security Agreement, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.48 (14)	Subordinated Guaranty, dated as of January 31, 2005, between Warp Solutions, Inc. and Collateral Agent (as defined therein).

10.51 (14)	Collateral Agency Agreement made as of January 31, 2005 by and among the Collateral Agent (as defined therein) and the Noteholders (as defined therein).

10.52 (14)	Post Closing Agreement, dated as of January 31, 2005, by and among the Credit Parties and the Collateral Agent (as such terms are defined therein).

10.53 (15)	Separation Agreement, dated as of March 3, 2005, by and between the Company and Gus Bottazzi.

10.70 (18)	Stock Purchase Agreement by and among WARP Technology Holdings, Inc., Bristol Technology, Inc. and Kenosia Corporation, dated June 10, 2005.

10.71 (19)	Pledge and Security Agreement by and among the Company, Kenosia Corporation, and Bristol Technology, Inc. dated July 6, 2005.

10.72 (20)	Credit Agreement dated August 2, 2005 between Warp Technologies, Inc., the Subsidiaries of the Company, Fortress Credit Corp., as Original Lender and Agent

10.73 (20)	Agreement regarding issuance of warrant certificates dated as of August 2, 2005 between Warp Technologies Holdings, Inc., and Fortress Credit Corp.

10.74 (20)	Security Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.75 (20)	Stock Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.76 (20)	Pledge Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc. and Fortress Credit Corp.

10.77 (20)	Intercreditor and Subordination Agreement dated as of August 2, 2005 between Warp Technologies Holdings, Inc, the Subsidiaries of Warp Technologies Holdings, Inc., the Financial Institutions, the Holders of Subordinated Notes and Fortress Credit Corp.

10.80 (20)	Deed dated August 2, 2005 between Warp Technologies Limited and Fortress Credit Corp.

10.82 (20)	Deed dated August 2, 2005 between Warp Solutions, Inc. and Fortress Credit Corp.

10.83 (20)	Security Trust Agreement dated August , 2005 between Fortress Credit Corp., Fortress Credit Opportunities I LP, Finance Parties and Security Grantors

10.85 (21)	Commercial Lease dated as of August 29, 2005 by and between Railroad Avenue LLC and Warp Technologies Holdings, Inc.

10.86 (22)	Purchase Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., Platinum Equity, LLC, Energy TRACS Acquisition Corp. and Milgo Holdings, LLC.

10.87 (22)	Merger Agreement dated as of September 12, 2005 by and between Warp Technology Holdings, Inc., TAC/Halo, Inc., Tesseract Corporation and Platinum Equity, LLC

10.88 (23)	Promissory Note dated September 20, 2005 whereby Warp Technology Holdings, Inc. promises to pay to the order of DCI Master LDC in the principal amount of $500,000

10.89 (23)	Warrant to purchase 181,818 shares of common stock , par value $0.00001 per share issued to DCI Master LDC

10.90 (25)	Halo Technology Holdings 2005 Equity Incentive Plan

Exhibit No.	Description of Exhibit

10.91 (25)	Form of Employee Incentive Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.92 (25)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2005 Equity Incentive Plan

10.93 (25)	Fiscal 2006 Halo Senior Management Incentive Plan 10.93 (25)

10.94 (26)	Amendment No. 1 to Merger Agreement, dated as of October 26, 2005 among Platinum Equity, LLC, Warp Technology Holdings, Inc., TAC/Halo, Inc., TAC/HALO, LLC and Tesseract Corporation.

10.95 (26)	Investor’s Agreement, dated October 26, 2005 by and among Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.96 (26)	Promissory Note of Warp Technology Holdings, Inc. dated October 26, 2005 in the amount of $1,750,000.

10.97 (26)	Amendment Agreement No. 1 between Warp Technology Holdings, Inc., Fortress Credit Opportunities I LP and Fortress Credit Corp. dated October 26, 2005.

10.98 (26)	Intercreditor and Subordination Agreement between Warp Technology Holdings, Inc., the Subsidiaries of Warp Technology Holdings, Inc., the Financial Institutions listed in Part 2 of Schedule 1, the Holdings of Subordinated Notes listed in Part 3 of Schedule 1 and Fortress Credit Corp., dated October 26, 2005.

10.99 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding Process Software, LLC.

10.100 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding ProfitKey International, LLC.

10.101 (26)	Pledge Agreement between the Company and Fortress Credit Corp. dated October 26, 2005 regarding and TAC/Halo, LLC.

10.102 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding David Corporation.

10.103 (26)	Stock Pledge Agreement between Warp Technology Holdings, Inc. and Fortress Credit Corp. dated October 26, 2005 regarding Foresight Software, Inc.

10.104 (26)	Security Agreement between Process Software, LLC and Fortress Credit Corp. dated October 26, 2005.

10.105 (26)	Security Agreement between ProfitKey International, LLC and Fortress Credit Corp. dated October 26, 2005.

10.106 (26)	Security Agreement between TAC/Halo, LLC and Fortress Credit Corp. dated October 26, 2005

10.107 (26)	Security Agreement between Foresight Software, Inc. and Fortress Credit Corp. dated October 26, 2005.

10.108 (26)	Security Agreement between David Corporation and Fortress Credit Corp. dated October 26, 2005.

10.109 (27)	Merger Agreement, dated as of December 19, 2005, by and among Warp Technology Holdings, Inc., EI Acquisition, Inc., Empagio, Inc., and certain stockholders of Empagio.

10.111 (28)	Employment Agreement with Mark Finkel

10.112 (28)	Non-Competition Agreement with Mark Finkel

10.113 (28)	Confidentiality Agreement with Mark Finkel

10.114 (29)	Form of Agreement Regarding Warrants

10.115 (30)	Subscription Agreement entered into January 11, 2006

10.116 (31)	Subscription Agreement first entered into January 27, 2006

10.117 (32)	Merger Agreement, dated as of January 30, 2006, by and among Warp Technology Holdings, Inc., ECI Acquisition, Inc., Executive Consultants, Inc., and certain stockholders of Executive Consultants, Inc.

Exhibit No.	Description of Exhibit

10.120 (34)	Amendment and Consent, dated as of March 31, 2006 between Warp Technology Holdings, Inc. and Platinum Equity, LLC.

10.121 (35)	Lease with 200 Railroad LLC. Certain exhibits and schedules to the Lease are referred to in the text thereof and the Registrant agrees to furnish them supplementally to the Securities and Exchange Commission upon request.

10.122 (37)	Form of Consent Agreement entered into by certain Series C Preferred Stockholders and Halo Technology Holdings, Inc.

10.126 (38)	Form of Warrant issued July 21, 2006.

10.127 (39)	Agreement and Plan of Merger dated August 24, 2006 between Halo Technology Holdings, Inc., Tenebril Acquisition Sub, Inc., Tenebril Inc., and Sierra Ventures.

10.128 (39)	Form of Promissory Note Issued to Tenebril Stockholders

10.129 (39)	Investors’ Agreement dated August 24, 2006 between Halo Technology Holdings, Inc. and the Investors named therein.

10.130 (40)	Purchase and Exchange Agreement between Halo and Unify Corporation dated September 13, 2006.

10.131 (40)	Termination Agreement among Halo, UCA Merger Sub, Inc., and Unify Corporation, dated September 13, 2006.

10.132 (41)	Equity Purchase Agreement among Halo, the RevCast Stockholders and the Enterprises Members dated September 15, 2006.

10.133 (42)	Subscription Agreement first entered into October 12, 2006.

10.134 (42)	Letter Agreement between the Company and Vision dated October 12, 2006.

10.135 (42)	Form of Subordination Agreement among the Company, Fortress and other lenders.

10.136 (42)	Form of Intercreditor and Subordination Agreement with Existing Subordinated Lenders

10.137 (42)	Letter Agreement with Fortress.

10.138 (42)	Consent Agreement with Subordinated Lenders

10.139 (42)	Amendment No. 2 to Fortress Credit Agreement

10.140 (44)	Amendment to Purchase Agreement between the Company and Unify Corporation

10.141 (44)	Amendment Agreement No. 3 between the Company and Fortress Credit Corp.

10.142 (45)	Halo Technology Holdings 2006 Equity Incentive Plan

10.143 (45)	Form of Incentive Stock Option Agreement under Halo Technology Holdings 2006 Equity Incentive Plan

10.144 (45)	Form of Non-Qualified Stock Option Agreement under Halo Technology Holdings 2006 Equity Incentive Plan

10.145 (47)	Amendment Agreement between the Company and Mark Finkel.

10.146 (49)	Asset Purchase Agreement among the Company, Empagio Acquisition, LLC and Empagio, Inc.

10.147 (49)	Amendment Agreement No. 4 between the Company and Fortress Credit Corp.

21.1 (48)	Subsidiaries of the Company.

31.1 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 (*)	Certification of Periodic Report pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 (*)	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form SB-2 (File No. 333-46884).

(2)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed by the Company on September 3, 2002.

(3)	Incorporated herein by reference to the exhibits to the Annual Report on Form 10-KSB filed by the Company on October 7, 2002.

(4)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on January 27, 2003.

(5)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 14, 2003.

(6)	Incorporated by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB filed by the Company on October 14, 2003.

(7)	Incorporated by reference to the exhibits to 3.6 to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB filed by the Company on November 14, 2003.

(8)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on February 12, 2004.

(9)	Incorporated by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by the Company on May 17, 2004.

(10)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 20, 2004.

(11)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Annual Report on Form 10-KSB, filed on October 13, 2004.

(12)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004.

(13)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB, filed on November 15, 2004.

(14)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 4, 2005.

(15)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 9, 2005.

(16)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 1, 2005.

(17)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on April 4, 2005.

(18)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Registration Statement on Form S-2 (File Number 333-123864)

(19)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2005.

(20)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 16, 2005.

(21)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 2, 2005.

(22)	Incorporated herein by reference to the exhibits to WARP Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 16, 2005.

(23)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on September 26, 2005.

(24)	Incorporated herein by reference to the second of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(25)	Incorporated herein by reference to the third of Warp Technologies Holdings, Inc.’s Current Reports on Form 8-K filed on October 27, 2005.

(26)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on November 1, 2005.

(27)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on December 23, 2005.

(28)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 4, 2006.

(29)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(30)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on January 18, 2006.

(31)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 2, 2006.

(32)	Incorporated herein by reference to Warp Technologies Holdings, Inc.’s Current Report on Form 8-K filed on February 3, 2006

(33)	Incorporated herein by reference to Warp Technology Holdings, Inc.’s Current Report on Form 8-K filed on March 31, 2006.

(34)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed April 3, 2006.

(35)	Incorporated herein by reference to Halo Technology Holding, Inc.’s Current Report on Form 8-K filed May 5, 2006.

(36)	Incorporated herein by reference to the exhibits to the Quarterly Report on Form 10-QSB filed by Halo Technology Holdings, Inc. on May 15, 2006.

(37)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on May 19, 2006.

(38)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on July 27, 2006.

(39)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on August 30, 2006.

(40)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 19, 2006.

(41)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on September 21, 2006.

(42)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 13, 2006.

(43)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on October 18, 2006.

(44)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on November 27, 2006.

(45)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on December 12, 2006

(46)	Incorporated herein be reference to Halo Technology Holdings, Inc.’s Current Report on Form 8-K filed on February 15, 2007.

(47)	Incorporated herein by reference to Halo Technology Holdings, Inc’s Current Report of Form 8-K filed of February 15, 2007.

(48)	Incorporated herein by reference to Halo Technology Holdings, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 filed February 14, 2007.

(49)	Incorporated herein by reference to Halo Technology Holdings, Inc’s Current Report of Form 8-K filed of May 21, 2007.

(*)	Filed herewith.

(b)	Reports on Form 8-K:
     The following reports on Form 8-K have been filed during the time period covered by this report:

     Two current reports of Form 8-K filed February 15, 2007. The first such report disclosed a press release announcing its financial results for the fiscal quarter ended December 31, 2006. The second report disclosed the Company entered into Amended and Restated Employment Agreement, Amendment to Stock Option Agreement and Amendment to Non-Competition Agreement with Mark Finkel.
     Current Report on Form 8-K filed February 22, 2007, the Company elected to convert all of the outstanding principal and accrued interest under the Promissory Notes into shares of Common Stock of the Company under the previous Agreement and Plan of Merger with Tenebril Acquisition Sub, Inc., Tenebril Inc., and Sierra Ventures.
     Current Report on Form 8-K filed March 8, 2007, the Company was informed that NASDAQ has elected to change the Company’s trading symbol. The Company’s new symbol will be HTHO.

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